Form 10QSB
period 1995-06-30
MEDICAL GRAPHICS CORP /MN/
filed 1995-08-11
CIK 352862

                        U.S. Securities and Exchange Commission

                                Washington, D.C. 20549

                                     FORM 10-QSB

          (Mark One)
          (X) QUARTERLY REPORT UNDER SECTION 13 OR 15(d)
              OF THE SECURITIES EXCHANGE ACT OF 1934
              For the quarterly period ended June 30, 1995
                                             -------------

          ( ) TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE
              SECURITIES EXCHANGE ACT OF 1934
              For the transition period from                to
                                             --------------    ---------------

Commission file number 0-9899
                       ------


                           MEDICAL GRAPHICS CORPORATION
- -------------------------------------------------------------------------------
        (Exact name of small business issuer as specified in its charter)


         Minnesota                                              41-1316712
- -------------------------------                            --------------------
(State of other jurisdiction of                              (I.R.S. Employer
 incorporation or organization)                             Identification No.)


                                350 Oak Grove Parkway
                           St. Paul, Minnesota  55127-8599
                ---------------------------------------------------
                (Address of principal executive offices) (Zip Code)


                                    (612) 484-4874
                              --------------------------
                              (Issuer's telephone number)



- -------------------------------------------------------------------------------
             (Former name, former address and former fiscal year,
                         if changed since last report)


     Check whether the issuer (1) filed all reports required to be filed by
Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and
(2) has been subject to such filing requirements for the past 90 days.
Yes   X     No
    ----       ----


     State the number of shares outstanding of each of the issuer's classes of common equity, as of the latest practicable date: 2,448,637 as of August 7, 1995
                                                  ------------------------------


Transitional Small Business Disclosure Format (check one): Yes       ; No  X
                                                               ----       ----

ITEM 1. FINANCIAL STATEMENTS


                            MEDICAL GRAPHICS CORPORATION
                       CONSOLIDATED STATEMENTS OF OPERATIONS
                          SECOND QUARTER AND SIX MONTHS 1995

                                      (UNAUDITED)

                                                      Three-Months Ended              Six-Months Ended
                                                           June 30                         June 30
                                                     1995             1994            1995           1994
                                                   --------         --------        --------       --------
Equipment sales                                   $ 4,359,523     $ 4,617,664     $ 8,127,100    $ 8,985,027
Service and supply revenue                          1,173,171       1,088,705       2,244,451      2,134,680
                                                  -----------     -----------     -----------    -----------
  Total revenue                                     5,532,694       5,706,369      10,371,551     11,119,707

Cost of equipment sales                             2,445,119       2,387,970       4,819,517      4,647,754
Cost of service and supply                            544,587         497,138       1,067,967        995,409
                                                  -----------     -----------     -----------    -----------
  Cost of products and services                     2,989,706       2,885,108       5,887,484      5,643,163
                                                  -----------     -----------     -----------    -----------
  Gross margin on sales                             2,542,988       2,821,261       4,484,067      5,476,544
  Gross margin as a percent of sales                    46.0%           49.4%           43.2%          49.3%

Expenses:
  Selling                                           1,800,710       1,520,748       3,582,280      2,994,339
  Administrative and general                          669,776         458,526       1,593,449        878,162
  Research and development                            534,041         472,870       1,102,003        914,421
                                                  -----------     -----------     -----------    -----------
                                                    3,004,527       2,452,144       6,277,732      4,786,922
                                                  -----------     -----------     -----------    -----------

Operating income (loss)                              (461,539)        369,117      (1,793,665)       689,622
Interest (expense) income                             (13,365)          9,605         (13,679)        17,800
                                                  -----------     -----------     -----------    -----------

Income (loss) before income taxes                    (474,904)        378,722      (1,807,344)       707,422
Income tax (benefit) expense                         (120,000)        134,000        (455,000)       248,000
                                                  -----------     -----------     -----------    -----------

Net income (loss)                                 $  (354,904)    $   244,722     $(1,352,344)   $   459,422
                                                  -----------     -----------     -----------    -----------
                                                  -----------     -----------     -----------    -----------

Net income (loss) per share                       $     (0.15)    $      0.10     $     (0.55)   $      0.19
                                                  -----------     -----------     -----------    -----------
                                                  -----------     -----------     -----------    -----------

Weighted average common and common
  equivalent shares outstanding                     2,438,176       2,463,527       2,437,045      2,469,116

                                     (2)

                              MEDICAL GRAPHICS CORPORATION
                     CONSOLIDATED STATEMENTS OF FINANCIAL POSITION

                                                         June 30, 1995            Dec 31, 1994
                                                        ---------------          --------------
                                                          (Unaudited)
ASSETS
Current Assets
   Cash and cash equivalents                              $   280,703              $ 1,726,241
   Accounts receivable, net                                 8,066,607                8,240,252
   Inventories:
      Purchased components and work in process              3,998,787                3,187,879
      Finished goods                                        2,428,392                2,009,103
                                                          -----------              -----------
                                                            6,427,179                5,196,982

   Prepaid expenses and other current assets                  599,891                  314,702
   Deferred income taxes                                      222,000                  222,000
                                                          -----------              -----------
      Total Current Assets                                 15,596,380               15,700,177

Equipment and Fixtures                                      3,681,691                3,490,227
   Less accumulated depreciation                           (2,516,913)              (2,343,794)
                                                          -----------              -----------
                                                            1,164,778                1,146,433

Software Production Costs, net                                414,907                  421,844
Other Assets                                                   53,292                   68,955
                                                          -----------              -----------
                                                          $17,229,357              $17,337,409
                                                          -----------              -----------
                                                          -----------              -----------

LIABILITIES AND SHAREHOLDERS' EQUITY
Current Liabilities
   Accounts payable                                       $ 1,950,034              $ 1,766,822
   Bank line of credit                                      1,075,000                    --
   Employee compensation                                      829,255                  791,841
   Deferred service contract revenue                        1,151,399                1,063,204
   Warranty reserve                                           240,000                  240,000
   Income taxes                                                 --                     344,294
   Other liabilities and accrued expenses                     398,418                  282,169
                                                          -----------              -----------
      Total Current Liabilities                             5,644,106                4,488,330

Deferred Tax Liability                                         74,000                   74,000

Shareholders' Equity
   Common stock                                               121,939                  120,865
   Additional paid-in capital                               9,746,045                9,658,602
   Retained earnings                                        1,643,267                2,995,612
                                                          -----------              -----------
                                                           11,511,251               12,775,079
                                                          -----------              -----------
                                                          $17,229,357              $17,337,409
                                                          -----------              -----------
                                                          -----------              -----------

                                     (3)

                                MEDICAL GRAPHICS CORPORATION
                            CONSOLIDATED STATEMENTS OF CASH FLOW
                                     SECOND QUARTER 1995

                                          (UNAUDITED)


                                                                    Six Months Ended
                                                              June 30             June 30
                                                                1995                1994
                                                              -------             -------
CASH FLOWS FROM OPERATING ACTIVITIES
   Net Income (loss)                                        $(1,352,344)        $  459,422
   Adjustments to reconcile net income to
     net cash provided by / (used in) operating activities:
    Depreciation                                                173,119            147,372
    Amortization                                                 65,028             93,148
    Changes in operating assets and liabilities:
         Accounts receivable                                    173,645             45,415
         Inventory and prepaid expenses                      (1,060,387)          (967,801)
         Other assets                                            15,663             15,663
         Accounts payable and accrued expense                   336,875             19,957
         Income taxes payable                                  (799,294)           (59,493)
         Deferred service contract revenue                       88,195             15,833
                                                            -----------        -----------
             NET CASH USED IN OPERATING ACTIVITIES           (2,359,500)          (230,484)

CASH FLOWS FROM INVESTING ACTIVITIES
   Software production costs                                    (58,091)           (88,122)
   Capital expenditures                                        (191,464)          (386,414)
                                                            -----------        -----------
            NET CASH USED IN INVESTING ACTIVITIES              (249,555)          (474,536)

CASH FLOWS FROM FINANCING ACTIVITIES
   Borrowing on bank line of credit                           1,075,000
   Proceeds from stock options exercised                         88,517             73,585
                                                            -----------        -----------
            NET CASH PROVIDED BY FINANCING ACTIVITIES         1,163,517             73,585
                                                            -----------        -----------
            DECREASE IN CASH AND CASH EQUIVALENTS            (1,445,538)          (631,435)
   Cash and cash equivalents beginning of period              1,726,241          2,005,794
                                                            -----------        -----------

            CASH AND CASH EQUIVALENTS END OF PERIOD         $   280,703        $ 1,374,359
                                                            -----------        -----------
                                                            -----------        -----------

                                     (4)

                        NOTES TO FINANCIAL STATEMENTS

NOTE A - MANAGEMENT OPINION

The financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-QSB and Rule 10-01 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments considered necessary for a fair presentation of results have been included. For further information, refer to the consolidated financial statements and footnotes thereto included in the Company's annual report on Form 10-KSB for the fiscal year ended December 31, 1994.


Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations


                  MANAGEMENT'S DISCUSSION AND ANALYSIS OF
               RESULTS OF OPERATIONS AND FINANCIAL CONDITION

RESULTS OF OPERATIONS

Overview:
The Company incurred a net loss of $354,904 for the second quarter of 1995, as compared with net income of $244,722 for the same period last year. The net loss for the six month period in 1995 was $1,352,344 compared to income of $459,422 for the same period in 1994. The loss for the six month period in 1995 included charges recorded in the first quarter totalling $550,000 pre-tax or $412,000 on an after tax basis, which were comprised of a $250,000 reserve for employee severance and organizational changes, a $200,000 write-down of research and development related inventory and a $100,000 increase in the bad debt reserve. Excluding the charges recorded in the first quarter 1995, the six month net loss would have been $940,344.

Equipment sales of $4,359,523 for the second quarter of 1995, a 5.6 percent decrease from the $4,617,664 reported for the comparable quarter in 1994.
 Although equipment sales were less than the prior comparable period, they increased 16 percent over the first quarter of 1995. Service and supply revenues increased $84,466 or 7.8 percent for the second quarter of 1995 due to increased supply sales and training revenues. Total equipment sales for the six month period in 1995 were $8,127,100 as compared to $8,985,027 in 1994, this $857,927 decrease is due to less than expected sales performance.

Gross margin as a percentage of sales decreased to 46.0 percent in the second quarter of 1995 from 49.4 percent for the second quarter of 1994. This decrease in the second quarter gross margin percentage is primarily due to an increase in manufacturing expenses over 1994 levels and the impact of lower-than-expected sales volume relative to fixed manufacturing expenses. Gross margins for the six month period decreased to 43.2 percent from 49.3 percent due to the factors described above and the $200,000 writedown of the value of research and development inventory recorded in the first quarter of 1995.

Selling expenses of $1,800,710 in the second quarter of 1995 were $279,962 or 18 percent more than the comparable period in 1994. This increase was due to the addition of sales and marketing management, domestic and international sales representatives and new business development as well as investments in new market opportunities related to the June 1995 introduction of the CPX Express-TM- System. Selling expenses of $3,582,280 for the six month period were $587,941 more than the comparable period due to the reason as described above.

                                     (5)

Administrative and general expenses of $669,776 increased $211,250 in the second quarter of 1995 over the comparable period in 1994, primarily due to legal fees related to the Company's lawsuit with SensorMedics Corporation. Six month expenditures in 1995 were $715,287 more than the comparable period in 1994 due to the recording of a $250,000 reserve for severance and related costs and an increase in the allowance for doubtful accounts of $100,000 (both recorded in the first quarter 1995) and legal fees related to the Company's lawsuit with SensorMedics Corporation.

Research and development expenses of $534,041 were $61,171 more than the comparable period in 1994 primarily due to increased staff and project expenses related to development of the CPX Express as well as other new products. Expenses for the six month period were $1,102,003 compared to $914,421 in 1994, primarily due to the reasons stated above.

Net interest (expense) income decreased from $9,605 of interest income in the second quarter of 1994 to $13,365 of interest expense in 1995. This decrease was due to the shift of having funds available for short-term investment in 1994 to borrowing short-term funds under the available bank line of credit in the second quarter of 1995. Interest expense for the six month period in 1995 was $13,679 compared to interest income of $17,800 in 1994, due to company's cash position shifting from having funds available for investment in 1994 to borrowing on the bank line of credit in the second quarter of 1995.

The Company recorded a $120,000 tax benefit in the second quarter due to the ability to carryback the current quarter loss to offset prior year taxable income. The Company's effective income tax rate was 35.4 percent in the second quarter of 1994. The total tax benefit recorded for the six month period in 1995 was $455,000 as compared to tax expense of $248,000 in 1994.

The Company recorded a loss of $354,904 for the second quarter of 1995 compared to income of $244,722 for the second quarter of 1994. The decreased quarterly earnings resulted primarily from the substantial sales shortfall, an increase in operating expenses as the Company expanded it's sales and marketing organization, continued investment in research and development activities and legal costs related to the lawsuit with SensorMedics Corporation. The loss the six month period in 1995 amounted to $1,352,344 compared to income of $459,422 reported for the same period in 1994.


FINANCIAL CONDITION

As of June 30, 1995, the Company had cash and cash equivalents of $280,703, working capital of $11,027,274 and borrowing under the bank line of credit of $1,075,000. The Company has $1,425,000 available to borrow under it's $2,500,000 bank line of credit. The Company believes that current working capital combined with projected revenues and the existing bank line of credit will provide sufficient working capital through 1995.


                         PART II - OTHER INFORMATION

Item 1.  Legal Proceedings

In April 1994, the Company filed a lawsuit in federal district court in Minnesota against its California competitor SensorMedics Corporation ("SensorMedics"). The complaint alleges that SensorMedics has infringed a patent of the Company, disparaged the Company's products, engaged in deceptive trades practices, and unfair competition, interfered with Company contractual relationships with customers and defamed the Company. The infringement claim relates to the Company's patent covering a cardiopulmonary exercise testing system providing real-time, "breath-by-breath" analysis of a person's exercise capacity. The complaint seeks unspecified damages and injunctive relief against SensorMedics. In June 1994, SensorMedics filed counterclaims against the Company alleging that the Company has

                                     (6)
infringed a patent of SensorMedics, disparaged SensorMedics' products, engaged in deceptive trade practices, and unfair competition, has attempted to monopolize the market, interfered with SensorMedics contractual relationships with it's customers and defamed SensorMedics.
(The Company believes that its patent is valid, that it is not infringing any valid patent of SensorMedics and that the counterclaims made by SensorMedics are without merit.) The Company and SensorMedics have completed the discovery phase related to this lawsuit.

Item 4.  Submission of Matters to a Vote of Security Holders

On May 12, 1995, the Company held its annual meeting of shareholders. The Company's shareholders elected two members to the Company's Board of Directors for terms expiring at the annual meeting in 1998 and ratified the selection of Ernst & Young LLP as the Company's independent auditors for the fiscal year ended December 31, 1995. The two directors elected were Wayne G. Farris (2,036,256 votes in favor and 45,605 votes withheld) and Brian P. King (2,036,256 votes in favor and 57,238 votes withheld). The terms of the other directors of the Company, Catherine A. Anderson, Earl E. Bakken, Anthony J. Adducci, Gerald T. Knight, Donald C. Wegmiller and W. Edward McConaghay, continued after the annual meeting. The ratification of the selection of Ernst & Young LLP as independent auditors was by a vote of 2,076,207 in favor and 11,625 against, with 5,662 abstentions.

Item 6.  Exhibits and Reports on Form 8-K

(a) Exhibits

    (11)  Statement re: Computation of per share earnings

(b) Reports on Form 8-K

    No reports on Form 8-K were filed during the second quarter of 1995.


                                 SIGNATURES

In accordance with the requirements of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.


Medical Graphics Corporation
- ----------------------------
       (Registrant)



Date      August 10, 1995                    /s/  Catherine A. Anderson
       --------------------            ----------------------------------------
                                                Catherine A. Anderson,
                                               Chief Executive Officer
                                            (Principal Executive Officer)


Date      August 10, 1995                          /s/  Brian P. King
       --------------------            ----------------------------------------
                                                      Brian P. King,
                                                Vice President -- Finance
                                                 (Principal Financial and
                                                    Accounting Officer)

                                     (7)

                              INDEX TO EXHIBITS


 Exhibit
  Number            Description                                            Page
- ----------          -----------                                            ----
11                  Statement re: Computation of Per
                      Share Earnings (loss)                                   9


                                     (8)