Form 10QSB
period 1995-09-30
MEDICAL GRAPHICS CORP /MN/
filed 1995-11-15
CIK 352862

                   U. S. SECURITIES AND EXCHANGE COMMISSION

                            WASHINGTON, D.C. 20549

                                  FORM 10-QSB

         (MARK ONE)
         /X/ QUARTERLY REPORT UNDER SECTION 13 OR 15(d)
         OF THE SECURITIES EXCHANGE ACT OF 1934
         For the quarterly period ended   September 30, 1995
                                        ----------------------
         / / TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE
         SECURITIES EXCHANGE ACT OF 1934
         For the transition period from        to
                                        ------    ------

Commission file number   0-9899
                       ----------

                         MEDICAL GRAPHICS CORPORATION
--------------------------------------------------------------------------------
     (Exact name of small business issuer as specified in its charter)

                Minnesota                              41-1316712
---------------------------------------  ---------------------------------------
    (State of other jurisdiction of        (I.R.S. Employer Identification No.)
    incorporation or organization)

                             350 Oak Grove Parkway
                         St. Paul, Minnesota 55127-8599
               ---------------------------------------------------
               (Address of principal executive offices) (Zip Code)

                                (612) 484-4874
                   ---------------------------------------
                          (Issuer's telephone number)

--------------------------------------------------------------------------------
             (Former name, former address and former fiscal year,
                         if changed since last report)

>Check whether the issuer (1) filed all reports required to be filed by
Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90
days. Yes   /X/    No
          ------      -----

State the number of shares outstanding of each of the issuer's classes of common equity, as of the latest practicable
date:         2,473,487 AS OF NOVEMBER 8, 1995
     ----------------------------------------------------

Transitional Small Business Disclosure Format (check one):  Yes   No  /X/
                                                           ------    -----

ITEM 1. FINANCIAL STATEMENTS

                         MEDICAL GRAPHICS CORPORATION
                     CONSOLIDATED STATEMENTS OF OPERATIONS
                       THIRD QUARTER AND NINE MONTHS 1995
                                  (UNAUDITED)

                                                    THREE MONTHS ENDED         NINE MONTHS ENDED
                                                       SEPTEMBER 30              SEPTEMBER 30
                                                    1995         1994         1995          1994
                                                 ----------   ----------   -----------   ----------
Equipment sales                                  $4,348,196   $4,469,346   $12,475,296   $13,454,373
Service and supply revenue                        1,262,696    1,123,075     3,507,147     3,257,755
                                                 ----------   ----------   -----------   -----------
  Total revenue                                   5,610,892    5,592,421    15,982,443    16,712,128
Cost of equipment sales                           2,451,174    2,316,654     7,270,691     6,964,408
Cost of service and supply                          553,139      574,355     1,621,106     1,569,764
                                                 ----------   ----------   -----------   -----------
  Cost of products and services                   3,004,313    2,891,009     8,891,797     8,534,172
                                                 ----------   ----------   -----------   -----------
  Gross margin on sales                           2,606,579    2,701,412     7,090,646     8,177,956
  Gross margin as a percent of sales                   46.5%        48.3%         44.4%         48.9%
Expenses:
  Selling                                         1,911,548    1,508,715     5,493,828     4,503,054
  Administrative and general                        517,311      472,674     2,110,760     1,350,836
  Research and development                          441,499      526,695     1,543,502     1,441,116
                                                 ----------   ----------   -----------   -----------
                                                  2,870,358    2,508,084     9,148,090     7,295,006
                                                 ----------   ----------   -----------   -----------
Operating income (loss)                            (263,779)     193,328    (2,057,444)      882,950
Interest (expense) income                           (38,276)       5,086       (51,955)       22,886
                                                 ----------   ----------   -----------   -----------
Income (loss) before income taxes                  (302,055)     198,414    (2,109,399)      905,836
Income tax (benefit) expense                        (87,500)      72,000      (542,500)      320,000
                                                 ----------   ----------   -----------   -----------
Net income (loss)                                $ (214,555)  $  126,414   $(1,566,899)  $   585,836
                                                 ----------   ----------   -----------   -----------
                                                 ----------   ----------   -----------   -----------
Net income (loss) per share                      $    (0.09)  $     0.05   $     (0.64)  $      0.24
                                                 ----------   ----------   -----------   -----------
                                                 ----------   ----------   -----------   -----------
Weighted average common and common equivalent
 shares outstanding                               2,443,533    2,502,267     2,441,490     2,480,405


                                      (2)

                          MEDICAL GRAPHICS CORPORATION
                 CONSOLIDATED STATEMENTS OF FINANCIAL POSITION

                                                    SEPTEMBER 30, 1995  DECEMBER 31, 1994
                                                    ------------------  -----------------
                                                       (UNAUDITED)
ASSETS
Current Assets
  Cash and cash equivalents                            $   114,897      $ 1,726,241
  Accounts receivable, net                               8,254,195        8,240,252
  Inventories:
    Purchased components and work in process             4,121,679        3,187,879
    Finished goods                                       2,399,399        2,009,103
                                                      -------------     -----------
                                                         6,521,078        5,196,982
  Prepaid expenses and other current assets                623,523          314,702
  Deferred income taxes                                    207,000          222,000
                                                      -------------     -----------
    Total Current Assets                                15,720,693       15,700,177
Equipment and Fixtures                                   3,794,236        3,490,227
  Less accumulated depreciation                         (2,612,056)      (2,343,794)
                                                      -------------     -----------
                                                         1,182,180        1,146,433
Software Production Costs, net                             397,934          421,844
Other Assets                                                45,460           68,955
                                                      -------------     -----------
                                                       $17,346,267      $17,337,409
                                                      -------------     -----------
                                                      -------------     -----------

LIABILITIES AND SHAREHOLDERS' EQUITY
Current Liabilities
  Accounts payable                                     $ 1,809,112      $ 1,766,822
  Bank line of credit                                    1,550,000               --
  Employee compensation                                    723,684          791,841
  Deferred service contract revenue                      1,165,527        1,063,204
  Warranty reserve                                         240,000          240,000
  Income taxes                                                  --          344,294
  Other liabilities and accrued expenses                   367,875          282,169
                                                       ------------     -----------
    Total Current Liabilities                            5,865,198        4,488,330

Deferred Tax Liability                                      74,000           74,000

Shareholders' Equity
  Common stock                                             123,474          120,865
  Additional paid-in capital                             9,854,883        9,658,602
  Retained earnings                                      1,428,712        2,995,612
                                                      ------------      -----------
                                                        11,407,069       12,775,079
                                                      ------------      -----------
                                                       $17,346,267      $17,337,409
                                                       -----------      -----------
                                                       -----------      -----------


                                      (3)

                          MEDICAL GRAPHICS CORPORATION
                      CONSOLIDATED STATEMENTS OF CASH FLOW
                          THIRD QUARTER 1995 (UNAUDITED)

                                                                NINE MONTHS ENDED
                                                           SEPTEMBER 30    SEPTEMBER 30
                                                               1995            1994
                                                          --------------  --------------
CASH FLOWS FROM
 OPERATING ACTIVITIES
  Net Income (loss)                                         $(1,566,899)   $   585,836
  Adjustments to reconcile net income (loss) to
    net cash provided used in operating activities:
  Depreciation                                                  268,262        229,020
  Amortization                                                  140,877        139,722
  Provision for deferred income taxes                            15,000
  Changes in operating assets and liabilities:
    Accounts receivable                                         (13,943)         5,680
    Inventory and prepaid expenses                           (1,544,864)    (1,483,775)
    Other assets                                                 23,495         23,494
    Accounts payable and accrued expense                         68,838         17,640
    Income taxes payable                                       (432,347)        (3,553)
    Deferred service contract revenue                           102,323        132,806
                                                            -----------    -----------
      NET CASH USED IN OPERATING ACTIVITIES                  (2,939,258)      (353,130)

CASH FLOWS FROM INVESTING ACTIVITIES
  Software production costs                                    (116,967)      (127,754)
  Capital expenditures                                         (304,009)      (476,273)
                                                            -----------    -----------
      NET CASH USED IN INVESTING ACTIVITIES                    (420,976)      (604,027)

CASH FLOWS FROM FINANCING ACTIVITIES
  Borrowing on bank line of credit                            1,550,000
  Proceeds from stock options exercised                         198,890         95,398
                                                            -----------    -----------
      NET CASH PROVIDED BY FINANCING ACTIVITIES               1,748,890         95,398
                                                            -----------    -----------
      DECREASE IN CASH AND CASH EQUIVALENTS                  (1,611,344)      (861,759)
  Cash and cash equivalents beginning of period               1,726,241      2,005,794
                                                            -----------    -----------
      CASH AND CASH EQUIVALENTS END OF PERIOD               $   114,897    $ 1,144,035
                                                            -----------    -----------
                                                            -----------    -----------


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

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations

                    MANAGEMENT'S DISCUSSION AND ANALYSIS OF
                 RESULTS OF OPERATIONS AND FINANCIAL CONDITION

RESULTS OF OPERATIONS

Overview:
The Company incurred a net loss of $214,555 for the third quarter of 1995, as compared with net income of $126,414 for the same period last year. The net loss for the nine month period in 1995 was $1,566,899 compared to net income of $585,836 for the same period in 1994. The loss for the nine month period in 1995 included charges recorded in the first quarter totalling $550,000 pre-tax or $412,000 on an after tax basis, which were comprised of a $250,000 reserve for employee severance and organizational changes, a $200,000 write-down of research and development related inventory and a $100,000 increase in the bad debt reserve. Excluding the charges recorded in the first quarter 1995, the nine month net loss would have been $1,154,899.

Equipment sales were $4,348,196 for the third quarter of 1995, a 2.7 percent decrease from the $4,469,346 reported for the comparable quarter in 1994. Service and supply revenues increased $139,621 or 12.4 percent over the third quarter of 1994 due to increased supply sales and training revenues. Total equipment sales for the nine month period in 1995 were $12,475,296 as compared to $13,454,373 in 1994, this $979,077 decrease is due to less than expected sales performance and to lower average selling prices.

Gross margin as a percentage of sales decreased to 46.5 percent in the third quarter of 1995 from 48.3 percent for the third quarter of 1994. This decrease in the third quarter gross margin percentage is primarily due to an increase in manufacturing expenses over 1994 levels, lower average selling prices and the impact of lower-than-expected sales volume relative to fixed manufacturing expenses. Gross margins for the nine month period decreased to
44.4 percent from 48.9 percent due to the factors described above and the $200,000 writedown of the value of research and development inventory recorded in the first quarter of 1995.

Selling expenses of $1,911,548 in the third quarter of 1995 were $402,833 or
26.7 percent greater than the comparable period in 1994. This increase was due to the addition of sales and marketing management, domestic and international sales representatives and new business development as well as investment in new market opportunities related to the June 1995 introduction of the CPX Express-TM- System. Selling expenses of $5,493,828 for the nine month period were $990,774 more than the comparable period due to the reasons described above.


                                      (5)

Administrative and general expenses of $517,311 increased $44,637 in the third quarter of 1995 over the comparable period in 1994, primarily due to legal fees related to the Company's lawsuit with SensorMedics Corporation. Nine month expenditures in 1995 were $759,924 more than the comparable period in 1994 due to the recording of a $250,000 reserve for employee severance and related costs and an increase in the allowance for doubtful accounts of $100,000 (both recorded in the first quarter 1995) and legal fees related to the Company's lawsuit with SensorMedics Corporation.

Research and development expenses of $441,499 were $85,196 less than the comparable period in 1994 primarily due to a temporary decrease in staff and reduced project expenses due to the completion and release of the CPX Express-TM- System in June 1995. Expenses for the nine month period were $1,543,502 compared to $1,441,116 in 1994, primarily due to increased staff and project costs related to new product development.

Net interest (expense) income decreased from $5,086 of interest income in the third quarter of 1994 to $38,276 of interest expense in 1995. This decrease was due to the shift of having funds available for short-term investment in 1994 to borrowing short-term funds under the available bank line of credit in the third quarter of 1995. Interest expense for the nine month period in 1995 was $51,955 compared to interest income of $22,886 in 1994 due to the reasons described above.

The Company recorded a $87,500 tax benefit in the third quarter due to the ability to carryback the current quarter loss to offset prior year taxable income. The Company's effective income tax rate was 36.3 percent in the third quarter of 1994. The total tax benefit recorded for the nine month period in 1995 was $542,500 as compared to tax expense of $320,000 in 1994.

The Company recorded a loss of $214,555 for the third quarter of 1995 compared to income of $126,414 for the third quarter of 1994. The decreased quarterly earnings resulted primarily from the substantial sales shortfall, an increase in operating expenses as the Company expanded it's sales and marketing organization and legal costs related to the lawsuit with SensorMedics Corporation. The loss for the nine month period in 1995 amounted to $1,566,899 compared to income of $585,836 reported for the same period in 1994.

FINANCIAL CONDITION

As of September 30, 1995, the Company had cash and cash equivalents of $114,897, working capital of $9,855,495 and borrowing under the bank line of credit of $1,550,000. The Company has $950,000 available to borrow under it's $2,500,000 bank line of credit. The Company believes that current working capital combined with projected revenues and the existing bank line of credit will provide sufficient working capital through 1995.

                          PART II - OTHER INFORMATION

Item 1. Legal Proceedings

    In April 1994, the Company filed a lawsuit in federal district court in Minnesota against its California competitor SensorMedics Corporation ('SensorMedics'). The complaint alleges that SensorMedics has infringed a patent of the Company, disparaged the Company's products, engaged in deceptive trades practices, and unfair competition, interfered with Company contractual relationships with customers and defamed the Company. The infringement claim relates to the Company's patent covering a cardiopulmonary exercise testing system providing real-time, 'breath-by-breath' analysis of a person's exercise capacity. The complaint seeks unspecified damages and injunctive relief against SensorMedics. In June 1994, SensorMedics


                                      (6)
    filed counterclaims against the Company alleging that the Company has infringed a patent of SensorMedics, disparaged SensorMedics' products, engaged in deceptive trade practices, and unfair competition, has attempted to monopolize the market, interfered with SensorMedics contractual relationships with it's customers and defamed SensorMedics. (The Company believes that its patent is valid, that it is not infringing any valid patent of SensorMedics and that the counterclaims made by SensorMedics are without merit.) The Company and SensorMedics have completed the discovery phase related to this lawsuit. By a summary judgement order dated August 28, 1995, the court decided as a matter of law that the Company was not infringing SensorMedics' patent. Although settlement discussions have been held between the parties, to date, no definitive settlement documents have been executed.

 Item 4. Submission of Matters to a Vote of Security Holders

    None

Item 6. Exhibits and Reports on Form 8-K

    (a) Exhibits

        (11) Statement re: Computation of per share earnings (loss)

    (b) Reports on Form 8-K

        No reports on Form 8-K were filed during the third quarter of 1995.


                                   SIGNATURES

In accordance with the requirements of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

   MEDICAL GRAPHICS CORPORATION
----------------------------------
           (Registrant)

Date     NOVEMBER 13, 1995                 /S/ CATHERINE A. ANDERSON
     ------------------------          ---------------------------------------
                                       Catherine A. Anderson, Chief
                                       Executive Officer (Principal
                                       Executive Officer)

Date     NOVEMBER 13, 1995                 /S/ BRIAN P. KING
     ------------------------          ---------------------------------------
                                       Brian P. King, Vice President - Finance
                                       (Principal Financial and Accounting
                                       Officer)


                                      (7)

                               INDEX TO EXHIBITS

EXHIBIT
NUMBER       DESCRIPTION                                        Page
-------      -----------                                       -------
11           Statement re: Computation of Per
             Share Earnings (loss)                                9


                                      (8)