Form 10QSB/A
period 1995-09-30
MEDICAL GRAPHICS CORP /MN/
filed 1996-01-09
CIK 352862

                    U. S. Securities and Exchange Commission


                             Washington, D.C. 20549

                                 FORM 10-QSB / A
                                (AMENDMENT NO. 1)

          (MARK ONE)
          (X) QUARTERLY REPORT UNDER SECTION 13 OR 15(d)
          OF THE SECURITIES EXCHANGE ACT OF 1934
          For the quarterly period ended September 30, 1995
                                         ------------------

          ( ) TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE
          SECURITIES EXCHANGE ACT OF 1934
           For the transition period from ______ to ______

Commission file number  0-9899
                        ----------------

                          MEDICAL GRAPHICS CORPORATION
--------------------------------------------------------------------------------
       (Exact name of small business issuer as specified in its charter)

       Minnesota                                         41-1316712
----------------------------                ------------------------------------
(State of other jurisdiction of             (I.R.S. Employer Identification No.)
incorporation or organization)


                             350 Oak Grove Parkway
                           St. Paul, Minnesota  55127-8599
           -----------------------------------------------------------
               (Address of principal executive offices) (Zip Code)

                                   (612) 484-4874
                    -----------------------------------------
                           (Issuer's telephone number)



--------------------------------------------------------------------------------
         (Former name, former address and former fiscal year, if changed since last report)

  Check whether the issuer (1) filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been
subject to such filing requirements for the past 90 days. Yes   X      No
                                                            -------      -------


     State the number of shares outstanding of each of the issuer's classes of
common equity, as of the latest practicable date:    2,505,577 as of
                                                 -------------------------------
December 29, 1995
----------------------------

Transitional Small Business Disclosure Format (check one) : Yes      ; No   X
                                                               -----     ------

                                 AMENDMENT NO. 1


PART II - OTHER INFORMATION, Item 1. Legal Proceedings is hereby amended as follows:

                           PART II - OTHER INFORMATION

Item 1.  Legal Proceedings
      Medical Graphics Corporation v. SensorMedics Corporation, Case No. 3-94-525 (Minn. D. Ct.). On April 15, 1994, the Company commenced an action (the"action") against SensorMedics Corporation, a California corporation ("SensorMedics"), alleging that SensorMedics had infringed the Company's patent on a cardiopulmonary diagnostic exercise testing system and for various acts of unfair competition. SensorMedics denied the allegations and asserted counterclaims against the Company for patent infringement and unfair competition. The Company denied those allegations. In various pretrial rulings, the court dismissed SensorMedics' claim of patent infringement and certain of its unfair competition claims against the Company. Prior to the commencement of trial, the Company and SensorMedics reached a settlement. While the precise terms of the settlement are confidential, the settlement agreement contemplates that the Company will receive aggregate payments of $4.35 million from which Medical Graphics will retain approximately $2.83 million after deducting legal expenses associated with the litigation including an initial payment of $1.5 million of which Medical Graphics Corporation will retain approximately $975,000 after deducting legal expenses and subsequent semi-annual payments over an eight-year period, subject to mandatory prepayment upon the occurrence of certain financing and other events by SensorMedics. A judgement will be entered dismissing with prejudice all remaining claims against the Company, granting the Company the right to proceed against one of SensorMedics' insurers for an additional $250,000, and upholding the validity, enforceability and infringement of the Company's patent.

                                   SIGNATURES

In accordance with the requirements of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.


Medical Graphics Corporation
----------------------------
      (Registrant)



Date December 29, 1995                            /s/  Catherine A. Anderson
    -------------------                -----------------------------------------
                                         Catherine A. Anderson, Chief Executive
                                         Officer (Principal Executive Officer)


Date December 29, 1995                            /s/  Brian P. King
    -------------------                -----------------------------------------
                                         Brian P. King, Vice President - Finance
                                         (Principal Financial and Accounting
                                         Officer)