Form 10QSB
period 1996-03-31
MEDICAL GRAPHICS CORP /MN/
filed 1996-05-14
CIK 352862

                    U. S. Securities and Exchange Commission

                             Washington, D.C. 20549

                                   FORM 10-QSB

          (MARK ONE)
          (X) QUARTERLY REPORT UNDER SECTION 13 OR 15(d)
          OF THE SECURITIES EXCHANGE ACT OF 1934
          For the quarterly period ended March 31, 1996
                                         --------------

          ( ) TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE
          SECURITIES EXCHANGE ACT OF 1934
           For the transition period from _________ to __________

Commission file number  0-9899
                       ---------

                          MEDICAL GRAPHICS CORPORATION
       ----------------------------------------------------------------
       (Exact name of small business issuer as specified in its charter)

       Minnesota                                       41-1316712
- - -------------------------------           -----------------------------------
(State of other jurisdiction of           (I.R.S. Employer Identification No.)
incorporation or organization)


                             350 Oak Grove Parkway
                         St. Paul, Minnesota  55127-8599
               --------------------------------------------------
               (Address of principal executive offices) (Zip Code)

                                   (612) 484-4874
               --------------------------------------------------
                           (Issuer's telephone number)


- - -------------------------------------------------------------------------
(Former name, former address and former fiscal year, if changed since last report)

    Check whether the issuer (1) filed all reports required to be filed by
Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.
Yes   X       No
    -----        -----

    State the number of shares outstanding of each of the issuer's classes of common equity, as of the latest practicable date: 2,538,393 as of May 10, 1996
                                                  ----------------------------

Transitional Small Business Disclosure Format (check one):  Yes     ;  No  X
                                                                ----      ----

ITEM 1. FINANCIAL STATEMENTS


                          MEDICAL GRAPHICS CORPORATION
                     CONSOLIDATED STATEMENTS OF OPERATIONS
                               FIRST QUARTER 1996

                                   (UNAUDITED)

                                           Three Months Ended
                                                March 31
                                         1996              1995
                                      ----------        ----------
Equipment sales                       $3,844,552        $3,767,577
Service and supply revenue             1,250,122         1,071,280
                                      ----------        ----------
  Total revenue                        5,094,674         4,838,857

Cost of equipment sales                2,399,219         2,339,398
Cost of service and supply               659,735           558,380
                                      ----------        ----------
  Cost of products and services        3,058,954         2,897,778
                                      ----------        ----------

  Gross margin on sales                2,035,720         1,941,079
  Gross margin as a percent of sales       40.0%             40.1%

Expenses:
  Selling                              1,613,860         1,781,570
  Administrative and general             608,602           923,673
  Research and development               456,785           567,962
                                      ----------        ----------
                                       2,679,247         3,273,205
                                      ----------        ----------

Operating loss                          (643,527)       (1,332,126)
Interest expense                         (31,358)             (314)
                                      ----------        ----------

Loss before income taxes                (674,885)       (1,332,440)
Income tax benefit                       (60,000)         (335,000)
                                      ----------        ----------

Net loss                             $  (614,885)      $  (997,440)
                                      ----------        ----------
                                      ----------        ----------

Net loss per share                   $     (0.24)      $     (0.40)
                                      ----------        ----------
                                      ----------        ----------

Weighted average common shares
  outstanding                          2,538,393         2,481,601


See accompanying notes


                                     (2)

                          MEDICAL GRAPHICS CORPORATION
                           CONSOLIDATED BALANCE SHEETS


                                               March 31, 1996   December 31, 1995
                                               --------------   -----------------
                                                 (Unaudited)          Note
ASSETS
Current Assets
   Cash and cash equivalents                       $  207,173         $   30,899
   Accounts receivable, net                         7,116,582          9,181,691
   Inventories:
      Purchased components and work in process      4,118,351          3,746,407
      Finished goods                                2,566,477          2,413,933
                                                  -----------        -----------
                                                    6,684,828          6,160,340

   Prepaid expenses and other current assets          167,609            168,661
   Refundable income taxes                            443,000            443,000
                                                  -----------        -----------
      Total Current Assets                         14,619,192         15,984,591

Equipment and Fixtures                              4,095,621          3,932,396
   Less accumulated depreciation                   (2,833,884)        (2,724,893)
                                                  -----------        -----------
                                                    1,261,737          1,207,503

Software Production Costs, net                        390,278            397,048
Other Assets                                           37,189             37,630
                                                  -----------        -----------
                                                  $16,308,396        $17,626,772
                                                  -----------        -----------
                                                  -----------        -----------

LIABILITIES AND SHAREHOLDERS' EQUITY
Current Liabilities
   Accounts payable                                $2,231,695         $1,825,595
   Bank line of credit                                675,000          1,675,000
   Employee compensation                              751,508            957,447
   Deferred service contract revenue                1,255,978          1,156,420
   Warranty reserve                                   240,000            240,000
   Other liabilities and accrued expenses             335,786            462,372
                                                  -----------        -----------
      Total Current Liabilities                     5,489,967          6,316,834


Shareholders' Equity
   Common stock                                       126,420            124,813
   Additional paid-in capital                      10,042,379          9,920,610
   Retained earnings                                  649,630          1,264,515
                                                  -----------        -----------
                                                   10,818,429         11,309,938
                                                  -----------        -----------
                                                  $16,308,396        $17,626,772
                                                  -----------        -----------
                                                  -----------        -----------


Note - The Balance Sheet at December 31, 1995 was derived from the audited financial statements at that date, but does not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements.

See accompanying notes

                                      (3)

                          MEDICAL GRAPHICS CORPORATION
                     CONSOLIDATED STATEMENTS OF CASH FLOWS
                               FIRST QUARTER 1996

                                   (UNAUDITED)

                                                        Three Months Ended
                                                       March 31     March 31
                                                         1996         1995
                                                     -----------   ----------
OPERATING ACTIVITIES
  Net loss                                           $ (614,885)   $(997,440)
  Adjustments to reconcile net loss to
    net cash provided by (used in) operating
    activities:

      Depreciation                                      108,991       87,500
      Amortization                                       61,208       35,028
      Changes in operating assets and liabilities:
          Accounts receivable                         2,065,109      474,170
          Inventory and prepaid expenses               (523,436)    (727,972)
          Other assets                                      441        7,831
          Accounts payable and accrued expense           73,575      329,530
          Income taxes payable                                      (344,294)
          Deferred service contract revenue              99,558       95,651
                                                     ----------    ---------
             NET CASH PROVIDED BY (USED) IN
             OPERATING ACTIVITIES                     1,270,561  (1,039,996)

INVESTING ACTIVITIES
  Software production costs                             (54,438)    ( 33,221)
  Capital expenditures                                 (163,225)   ( 137,080)
                                                     ----------    ---------
            NET CASH USED IN INVESTING ACTIVITIES      (217,663)   ( 170,301)

FINANCING ACTIVITIES
  Net payment on bank line of credit                 (1,000,000)
  Proceeds from sale of Common Stock under
    Employee Stock Purchase Plan                         41,126       57,352
  Proceeds from stock options exercised                  82,250       26,715
                                                     ----------    ---------
            NET CASH PROVIDED BY / (USED IN)
              FINANCING ACTIVITIES                     (876,624)      84,067
                                                     ----------    ---------

            INCREASE / (DECREASE) IN CASH AND
              CASH EQUIVALENTS                          176,274   (1,126,230)
   Cash and cash equivalents beginning
     of period                                           30,899    1,726,241
                                                     ----------    ---------

            CASH AND CASH EQUIVALENTS
              END OF PERIOD                            $207,173   $  600,011
                                                     ----------    ---------
                                                     ----------    ---------


See accompanying notes

                                     (4)

                          NOTES TO FINANCIAL STATEMENTS

NOTE A - MANAGEMENT OPINION

The financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-QSB and Rule 10-01 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments considered necessary for a fair presentation of results have been included. Operating results for the three-month period ended March 31, 1996 are not necessarily indicative of the results that may be expected for the year ended December 31, 1996. For further information, refer to the consolidated financial statements and footnotes thereto included in the Company's annual report on Form 10-KSB for the fiscal year ended December 31, 1995.


ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

                     MANAGEMENT'S DISCUSSION AND ANALYSIS OF
                  RESULTS OF OPERATIONS AND FINANCIAL CONDITION

RESULTS OF OPERATIONS

The Company incurred a net loss of $614,885 for the first quarter of 1996, as compared with a net loss of $997,440 for the same period last year. The loss for the first quarter last year included charges totalling $550,000 pre-tax or $412,000 on an after tax basis, which were comprised of a $250,000 reserve for employee severance and organizational changes, a $200,000 write-down of research and development related inventory and a $100,000 increase in the bad debt reserve.

Equipment sales were $3,844,552 for the first quarter of 1996, an increase of
2.0 percent from the $3,767,577 reported for the comparable quarter in 1995. Service and supply revenues increased $178,842 or 16.7 percent over the first quarter of 1995 due primarily to increased supply sales.

Gross margin as a percentage of sales was 40.0 percent in the first quarter of 1996 compared to 40.1 percent for the first quarter of 1995. The 1996 gross margin was negatively impacted by price erosion in the domestic marketplace whereas the first quarter of 1995 gross margin included a $200,000 writedown of the value of research and development inventory.

Selling expenses of $1,613,860 in the first quarter of 1996 were $167,710 or 9.4 percent less than the comparable period in 1995. This decrease was due primarily to unfilled vacancies in the domestic sales force and reductions in sales management partially offset by increases in marketing expenses.

Administrative and general expenses decreased $315,071 or 34.1 percent in the first quarter of 1996 to $608,602. The decrease relative to the comparable quarter in 1995 was due primarily to the recording of a $250,000 reserve for severance and related costs and an increase in the allowance for doubtful accounts of $100,000 in the first quarter of 1995.


                                     (5)

Research and development expenses of $456,785 were $111,177 less than the comparable period in 1995 primarily due to a temporary decrease in staff, consultants and reduced project expenses.

Net interest expense increased from $314 in the first quarter of 1995 to $31,358 in 1996. This was due to increased borrowing of short-term funds under the available bank line of credit.

The Company recorded a $60,000 tax benefit in the first quarter due to the ability to carryback a portion of the current quarter loss as an offset to prior year taxable income. The Company has used up its prior year tax carrybacks during the first quarter of 1996.


LIQUIDITY AND FINANCIAL CONDITION

As of March 31, 1996, the Company had cash and cash equivalents of $207,173 working capital of $9,129,225 and borrowing under the bank line of credit of $675,000. The Company has $1,825,000 available to borrow under it's $2,500,000 bank line of credit. The Company believes that current working capital combined with projected revenues and the bank line of credit will provide sufficient working capital through 1996.


                           PART II - OTHER INFORMATION

Item 1.  Legal Proceedings

             Medical Graphics Corporation vs. SensorMedics Corporation, Case No. 3-94-525 (Minn.D.Ct.). On April 15, 1994, the Company commenced an action (the "action") against SensorMedics Corporation ("SensorMedics"), alleging that SensorMedics had infringed the Company's patent on a Cardiopulmonary diagnostic exercise testing system and for various acts of unfair competition. SensorMedics denied the allegations and asserted counterclaims against the Company for patent infringement and unfair competition. The Company denied those allegations. In various pretrial rulings, the court dismissed SensorMedics' claim of patent infringement and certain of its unfair competition claims against the Company. Prior to the commencement of trial, the Company and SensorMedics reached a settlement. While the precise terms of the settlement are confidential, the settlement agreement states that the Company will receive aggregate payments of $4.35 million from which the Company will retain approximately $2.83 million after deducting legal expenses associated with the litigation. An initial payment of $1.5 million was received in December, 1995 of which the Company retained approximately $975,000 after deducting legal expenses. Subsequent semiannual payments will be received over an eight-year period, subject to mandatory prepayment upon the occurrence of certain financing and other events by SensorMedics. A judgement was entered dismissing with prejudice all remaining claims against the Company, granting the right to proceed against one of SensorMedics' insurers for an additional $250,000, and upholding the validity, enforceability and infringement of the Company's patent.

Item 4.  Submission of Matters to a Vote of Security Holders

             None

Item 6.  Reports on Form 8-K

             No reports on Form 8-K were filed during the first quarter of 1996.

                                      (6)

                                   SIGNATURES

In accordance with the requirements of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.


Medical Graphics Corporation
- - ----------------------------
      (Registrant)



Date  May 10, 1996                           /s/  Eric W. Sivertson
     --------------                 ------------------------------------------
                                    Eric W. Sivertson, Chief Executive Officer
                                    (Principal Executive Officer)



                                     (7)