Form 10QSB
period 1996-06-30
MEDICAL GRAPHICS CORP /MN/
filed 1996-08-12
CIK 352862

                   U. S. Securities and Exchange Commission

                            Washington, D.C. 20549

                                  FORM 10-QSB

          (MARK ONE)
          /X/ QUARTERLY REPORT UNDER SECTION 13 OR 15(d)
          OF THE SECURITIES EXCHANGE ACT OF 1934
          For the quarterly period ended JUNE 30, 1996

          / / TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE
          SECURITIES EXCHANGE ACT OF 1934
           For the transition period from _____ to _____

Commission file number  0-9899

                          MEDICAL GRAPHICS CORPORATION
- --------------------------------------------------------------------------------
       (Exact name of small business issuer as specified in its charter)

            Minnesota                                  41-1316712
- ------------------------------------       ------------------------------------
  (State of other jurisdiction of          (I.R.S. Employer Identification No.)
  incorporation or organization)


                             350 Oak Grove Parkway
                       ST. PAUL, MINNESOTA   55127-8599
               ---------------------------------------------------
               (Address of principal executive offices) (Zip Code)

                                 (612) 484-4874
                           ---------------------------
                           (Issuer's telephone number)

- --------------------------------------------------------------------------------
        (Former name, former address and former fiscal year, if changed since last report)

  Check whether the issuer (1) filed all reports required to be filed by
Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.
Yes /X/   No _____

     State the number of shares outstanding of each of the issuer's classes of common equity, as of the latest practicable date: 2,541,093 AS OF AUGUST 7, 1996

Transitional Small Business Disclosure Format (check one): Yes _____;  No /X/

ITEM 1. FINANCIAL STATEMENTS


                         MEDICAL GRAPHICS CORPORATION
                    CONSOLIDATED STATEMENTS OF OPERATIONS
                      SECOND QUARTER AND SIX MONTHS 1996

                                  (UNAUDITED)

                     (IN THOUSANDS, EXCEPT PER SHARE DATA)

                                          Three-Months Ended      Six-Months Ended
                                               June 30                 June 30
                                           1996        1995       1996        1995
                                          ------      ------     ------      ------
Equipment sales                          $ 4,185      $4,360    $ 8,030     $ 8,127
Service and supply revenue                 1,123       1,173      2,373       2,245
                                         -------      ------    -------     -------
  Total revenue                            5,308       5,533     10,403      10,372

Cost of equipment sales                    2,379       2,445      4,778       4,820
Cost of service and supply                   715         545      1,375       1,068
                                         -------      ------    -------     -------
Cost of products and services              3,094       2,990      6,153       5,888
                                         -------      ------    -------     -------

   Gross margin on sales                   2,214       2,543      4,250       4,484

   Gross margin as a percent of sales      41.7%       46.0%      40.9%       43.2%

Expenses:
  Selling                                  1,892       1,801      3,505       3,582
  Administrative and general                 905         670      1,514       1,594
  Research and development                   564         534      1,021       1,102
                                         -------      ------    -------     -------
                                           3,361       3,005      6,040       6,278
                                         -------      ------    -------     -------

Operating loss                            (1,147)       (462)    (1,790)     (1,794)
Interest expense                             (32)        (13)       (64)        (13)
                                         -------      ------    -------     -------

Loss before income taxes                  (1,179)       (475)    (1,854)     (1,807)
Income tax benefit                            --        (120)       (60)       (455)
                                         -------      ------    -------     -------
Net loss                                 $(1,179)     $ (355)   $(1,794)    $(1,352)
                                         -------      ------    -------     -------
                                         -------      ------    -------     -------

Net loss per share                       $ (0.47)     $(0.15)   $ (0.71)    $ (0.55)
                                         -------      ------    -------     -------
                                         -------      ------    -------     -------
Weighted average common
   shares outstanding                  2,533,334   2,438,176  2,530,298   2,437,045

See accompanying notes


                                      (2)

                         MEDICAL GRAPHICS CORPORATION
                 CONSOLIDATED STATEMENTS OF FINANCIAL POSITION

                                 (IN THOUSANDS)

                                              June 30, 1996   Dec. 31, 1995
                                              -------------   -------------
                                               (Unaudited)        (Note)
ASSETS
Current Assets
  Cash and cash equivalents                       $    34        $    31
  Accounts receivable, net                          7,353          9,182
  Inventories:
     Purchased components and work in process       4,363          3,746
     Finished goods                                 2,960          2,414
                                                  -------        -------
        Total Inventories                           7,323          6,160

  Refundable income taxes                              -             443
  Prepaid expenses and other current assets           510            169
                                                  -------        -------
     Total Current Assets                          15,220         15,985

Equipment and Fixtures                              4,438          3,932
  Less accumulated depreciation                    (2,949)        (2,725)
                                                  -------        -------
                                                    1,489          1,207

Software Production Costs, net                        385            397
Other Assets                                           33             38
                                                  -------        -------
                                                  $17,127        $17,627
                                                  -------        -------
                                                  -------        -------
LIABILITIES AND SHAREHOLDERS' EQUITY
Current Liabilities
  Accounts payable                                $ 2,454         $1,826
  Bank line of credit                               2,200          1,675
  Employee compensation                               811            957
  Deferred service contract revenue                 1,188          1,157
  Warranty reserve                                    240            240
  Other liabilities and accrued expenses              493            462
                                                  -------        -------
     Total Current Liabilities                      7,386          6,317

Shareholders' Equity
  Common stock                                        127            125
  Additional paid-in capital                       10,144          9,921
  Retained earnings (deficit)                        (530)         1,264
                                                  -------        -------

                                                    9,741         11,310
                                                  -------        -------
                                                  $17,127        $17,627
                                                  -------        -------
                                                  -------        -------

Note - The Balance Sheet at December 31, 1995 was derived from the audited financial statements at that date, but does not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements.

See accompanying notes.


                                      (3)

                         MEDICAL GRAPHICS CORPORATION
                     CONSOLIDATED STATEMENTS OF CASH FLOW
                              SECOND QUARTER 1996

                                  (UNAUDITED)

                                 (IN THOUSANDS)

                                                                   Six Months Ended
                                                                 June 30       June 30
                                                                  1996          1995
                                                                --------      --------
CASH FLOWS FROM:
  OPERATING ACTIVITIES
    Net loss                                                    $(1,794)      $(1,352)
    Adjustments to reconcile net loss to
      net cash used in operating activities:
         Depreciation                                               224           173
         Amortization                                               125            65
    Changes in operating assets and liabilities:
      Accounts receivable                                         1,829           174
      Inventory and prepaid expenses                             (1,504)       (1,061)
      Other assets                                                    5            16
      Accounts payable and accrued expense                          513           337
      Income taxes                                                  443          (799)
      Deferred service contract revenue                              31            88
                                                                -------       -------
         NET CASH USED IN
            OPERATING ACTIVITIES                                   (128)       (2,359)
CASH FLOWS FROM:
  INVESTING ACTIVITIES
    Software production costs                                      (113)          (58)
    Capital expenditures                                           (506)         (191)
                                                                -------       -------
         NET CASH USED IN INVESTING ACTIVITIES                     (619)         (249)

  FINANCING ACTIVITIES
    Borrowing on bank line of credit                                525         1,075
    Proceeds from stock transactions                                225            88
                                                                -------       -------
         NET CASH PROVIDED BY
            FINANCING ACTIVITIES                                    750         1,163
                                                                -------       -------
INCREASE (DECREASE) IN CASH AND
         CASH EQUIVALENTS                                             3        (1,445)

CASH AND CASH EQUIVALENTS:
    BEGINNING OF PERIOD                                              31         1,726
                                                                -------       -------
    END OF PERIOD                                               $    34       $   281
                                                                -------       -------
                                                                -------       -------


                                      (4)

                         NOTES TO FINANCIAL STATEMENTS

NOTE A - MANAGEMENT OPINION

The financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-QSB and Rule 10-01 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments considered necessary for a fair presentation of results have been included. Operating results for the three and six month periods ended June 30, 1996 are not necessarily indicative of the results that may be expected for the year ended December 31, 1996. For further information, refer to the consolidated financial statements and footnotes thereto included in the Company's annual report on Form 10-KSB for the fiscal year ended December 31, 1995.

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations

                     MANAGEMENT'S DISCUSSION AND ANALYSIS OF
                  RESULTS OF OPERATIONS AND FINANCIAL CONDITION

RESULTS OF OPERATIONS

Equipment sales, service and supply revenue were virtually flat for the first six months of 1996 at $10,403,000 versus $10,372,000 in 1995. Second quarter revenues of $5,308,000, were down $225,000 from 1995's second quarter.

Gross margins as a percentage of sales decreased to 41.7 percent in the second quarter of 1996 from 46 percent for the second quarter of 1995. This decrease in the second quarter gross margin percentage is primarily due to lower unit selling prices as a result of marketplace competition and the impact of lower-than-expected sales volume relative to fixed manufacturing expenses. Gross margins for the six-month period decreased to 40.9 percent from 43.2 percent due to the factors described above.

Selling expenses of $1,892,000 in the second quarter of 1996 were $91,000 or 5 percent more than the comparable period in 1995. This increase was due to the timing of annual sales and marketing meetings. Selling expenses of $3,505,000 for the six-month period were $77,000 less than the comparable period due to delays in filling open sales and marketing vacancies.

Administrative and general expenses of $905,000 increased $235,000 in the second quarter of 1996 over the comparable period in 1995, primarily due to a $189,000 increase in the allowance for doubtful accounts.

Research and development expenses remained relatively stable in both the three-month and six-month periods ended June 30, 1996. Expenses increased $30,000 for the second quarter and decreased $81,000 for six months when compared to the same periods a year ago.


                                      (5)

Net interest expense increases are solely due to borrowing short-term funds under the available bank line of credit. Interest expense for the second quarter 1996 vs. 1995 was $32,000 and $13,000, respectively. Interest expense for the six-month period ended June 30, 1996 vs. 1995 was $64,000 and $13,000, respectively.

The Company did not record a tax benefit for any of the second quarter net operating loss (NOL) and only recorded a $60,000 tax benefit for the first quarter 1996 (NOL). These unused (NOL's) will be available when the Company again becomes profitable. Tax benefits recorded in the first and second quarters of 1995 were $120,000 and $455,000, respectively.

The Company recorded a loss of $1,179,000 for the second quarter of 1996 compared to a loss of $355,000 for the second quarter of 1995. The decreased quarterly earnings of $704,000 resulted primarily from: (a) the gross margin decline from 46 to 42 percent or $329,000; (b) an increase in operating expenses of $356,000 caused by a $189,000 increase in the allowance for doubtful accounts; (c) inclusion of a $120,000 tax benefit credit in 1995.

FINANCIAL CONDITION

As of June 30, 1996, the Company had cash and cash equivalents of $34,000, working capital of $7,834,000 and borrowing under the bank line of credit of $2,200,000. The Company has $1,300,000 available to borrow under its $3,500,000 bank line of credit. The Company believes that current working capital combined with projected revenues and the existing bank line of credit will provide sufficient working capital through 1996.

                           PART II - OTHER INFORMATION

Item 1.  Legal Proceedings

The Company during the second quarter of 1996 received the first semiannual payment net of legal expenses of $122,000 under the terms of a settlement reached with SensorMedics Corporation.

SensorMedics was acquired by a third party in July 1996 and accordingly pursuant to the terms of the Settlement Agreement a check was received, which will result in a third quarter gain of approximately $1,300,000 after legal expenses.

Item 4.  Submission of Matters to a Vote of Security Holders

On May 23, 1996, the Company held its annual meeting of shareholders. The Company's shareholders elected three members to the Company's Board of Directors for terms expiring at the annual meeting in 1999 and ratified the selection of Ernst & Young LLP as the Company's independent auditors for the fiscal year ended December 31, 1996. The three directors elected were Anthony J. Adducci, Gerald T. Knight and W. Edward McConaghay (1,875,223 votes in favor and 76,360 votes withheld). The terms of the other directors of the Company, (Catherine A. Anderson, Earl E. Bakken, Eric W. Sivertson, Donald C. Wegmiller, and Wayne G. Faris) continue after the annual meeting. The ratification of the selection of Ernst & Young LLP as independent auditors was by a vote of 1,935,811 in favor and 15,102 against, with 670 abstentions.


                                      (6)

Also ratified by the shareholders were:
     (A) Increase in the number of shares reserved under the Company's 1987 Stock Option Plan from 650,000 to 750,000. (Votes were: 1,753,918 for, 167,703 against, and 4,706 abstained)

     (B) Extend the duration of the 1987 Stock Option Plan to five years from the date of approval by the Shareholders. (Votes were: 1,782,409 for, 162,298 against, and 6,876 abstained)

     (C) Amend the 1987 Stock Option Plan to provide option limitations pursuant to Section 162(m) of the Internal Revenue Code of 1986 (the
            "Code"). (Votes were: 1,814,295 for, 99,700 against, and 12,332 abstained)

Item 6.  Reports on Form 8-K

         No reports on Form 8-K were filed during the first or second quarter of 1996.


                                  SIGNATURES

In accordance with the requirements of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

MEDICAL GRAPHICS CORPORATION
- -----------------------------
        (Registrant)

Date   AUGUST 9, 1996                          /s/  Eric W. Sivertson
     ------------------              ------------------------------------------
                                     Eric W. Sivertson, Chief Executive Officer
                                           (Principal Executive Officer)


                                      (7)

                               INDEX TO EXHIBITS


Exhibit
Number                 Description                                         Page
- -------                -----------                                         ----

27                     Financial Data Schedule


                                      (8)