Form 10QSB
period 1996-09-30
MEDICAL GRAPHICS CORP /MN/
filed 1996-11-12
CIK 352862

                   U.S. Securities and Exchange Commission

                          Washington, D.C. 20549

                                FORM 10-QSB


          (MARK ONE)
          ( X )    QUARTERLY REPORT UNDER SECTION 13 OR 15(d)
                   OF THE SECURITIES EXCHANGE ACT OF 1934

          (   )    TRANSITION REPORT UNDER SECTION 13 OR 15(d)
                   OF THE SECURITIES EXCHANGE ACT OF 1934
                   For the transition period from ___________ to ___________

Commission file number   0-9899
                      ---------

                        MEDICAL GRAPHICS CORPORATION
        -------------------------------------------------------------
        (Exact name of small business issuer as specified in charter)

                Minnesota                                41-1316712
     -------------------------------        ------------------------------------
     (State or other jurisdiction of        (I.R.S. Employer Identification No.)
      Incorporation or organization)

                             350 Oak Grove Parkway
                         St. Paul, Minnesota 55127-8599
               ----------------------------------------------------
               (Address of principle executive offices) ( Zip Code)

                                (612) 484-4874
                          ---------------------------
                          (Issuer's telephone number)


   --------------------------------------------------------------------------
   (Former name, former address and former fiscal year, if changed since last report)

     Check whether the issuer (1) filed all reports required to be filed by
Section 13 or 15(d) of the Exchange act during the past 12 months (or for such shorter period that the registrant was required to file for such reports), and
(2) has been subject to such filing requirements for the past 90 days.
Yes  X  No
    ---    ---

     State the number of shares outstanding of each of the issuer's classes of common equity, as of the last practicable date: 2,559,143 as of November 8, 1996
                                                --------------------------------

Transitional Small Business Disclosure Format (check one): Yes    : No  X
                                                              ----     ---

Item 1.  Financial Statements

                                        MEDICAL GRAPHICS CORPORATION
                                    CONSOLIDATED STATEMENTS OF OPERATIONS
                                      THIRD QUARTER AND NINE MONTHS 1996
                                                 (UNAUDITED)
                                      (In thousands, except per share data)

                                            Three Months Ended            Nine Months Ended
                                                 Sept. 30                      Sept. 30
                                         ----------     ----------     ----------      ----------
                                             1996           1995           1996            1995
                                         ----------     ----------     ----------      ----------
Equipment sales                          $    4,632     $    4,348     $   12,662      $   12,475
Service and supply revenue                    1,378          1,263          3,751           3,508
                                          ---------      ---------      ---------       ---------
   Total revenue                              6,010          5,611         16,413          15,983

Cost of equipment sales                       2,779          2,451          7,557           7,271
Cost of service and supply                      981            553          2,356           1,621
                                          ---------      ---------      ---------       ---------
   Cost of products and services              3,760          3,004          9,913           8,892
                                          ---------      ---------      ---------       ---------

   Gross margin on sales                      2,250          2,607          6,500           7,091
   Gross margin as a percent of sales          37.4%          46.5%          39.6%           44.4%

Expenses:
   Selling and marketing                      1,997          1,912          5,502           5,494
   Administrative and general                   753            517          2,267           2,111
   Research and development                     695            442          1,716           1,544
                                          ---------      ---------      ---------       ---------
                                              3,445          2,871          9,485           9,149
                                          ---------      ---------      ---------       ---------

Operating loss                               (1,195)          (264)        (2,985)         (2,058)

Other income - SensorMedics Settlement        1,317             --          1,317              --
Interest expense                                (49)           (38)          (113)            (51)
                                          ---------      ---------      ---------       ---------
Income (loss) before income taxes                73           (302)        (1,781)         (2,109)

Income tax (benefit) expense                     --            (87)           (60)           (542)
                                          ---------      ---------      ---------       ---------
Net income (loss)                         $      73      $    (215)     $  (1,721)      $  (1,567)
                                          ---------      ---------      ---------       ---------
                                          ---------      ---------      ---------       ---------

Net income (loss) per share               $    0.03      $   (0.09)     $   (0.68)      $   (0.64)

Weighted average common and common
   equivalent shares outstanding          2,555,643      2,443,533      2,538,808       2,441,490


                                       (2)

Item 1.  Financial Statements

                         MEDICAL GRAPHICS CORPORATION
                 CONSOLIDATED STATEMENTS OF FINANCIAL POSITION
                                  UNAUDITED
                               (In thousands)

                                                 SEPT. 30    DEC. 31
                                                   1996        1995
                                                 --------    --------
ASSETS
Current Assets:
  Cash and cash equivalents                       $   373    $    31
  Accounts receivable, net                          7,777      9,182
  Inventories:
    Purchased components and work in process        4,548      3,746
    Finished goods                                  2,919      2,414
                                                  -------    -------
                                                    7,467      6,160

  Refundable income taxes                               -        443
  Prepaid expenses and other current assets           507        169
                                                  -------    -------
    Total Current Assets                           16,124     15,985

Equipment and Fixtures                              4,553      3,932
  Less accumulated depreciation                    (3,074)    (2,725)
                                                  -------    -------
                                                    1,479      1,207

Software Production Costs, net                        392        397
Other Assets                                           30         38
                                                  -------    -------
                                                  $18,025    $17,627
                                                  -------    -------
                                                  -------    -------

LIABILITIES AND SHAREHOLDERS' EQUITY
Current Liabilities:
  Accounts payable                                $ 2,796    $ 1,826
  Bank line of credit                               2,550      1,675
  Employee compensation                               661        957
  Deferred service contract revenue                 1,093      1,157
  Warranty reserve                                    430        240
  Other liabilities and accrued expenses              481        462
                                                  -------    -------
    Total Current Liabilities                       8,011      6,317

Deferred Compensation                                 119          -

Shareholders' Equity
  Common stock                                        128        125
  Additional paid-in capital                       10,224      9,921
  Retained earnings (deficit)                        (457)     1,264
                                                  -------    -------
                                                    9,895     11,310
                                                  -------    -------
                                                  $18,025    $17,627
                                                  -------    -------
                                                  -------    -------

                                      (3)

Item 1.  Financial Statements

                         MEDICAL GRAPHICS CORPORATION
                     CONSOLIDATED STATEMENTS OF CASH FLOW
                             THIRD QUARTER 1996

                                (UNAUDITED)
                                                       Nine Months Ended
                                                          September 30
                                                   -------------------------
                                                     1996              1995
                                                   -------           -------
CASH FLOWS FROM:
  OPERATING ACTIVITIES
    Net loss                                       $(1,721)          $(1,567)
    ADJUSTMENTS TO RECONCILE NET LOSS TO
     NET CASH USED IN OPERATING ACTIVITIES
      Depreciation                                     349               268
      Amortization                                     195               141
      Provision for deferred income taxes               --                15
      Provision for warranty reserve                   190                --
      Changes in operating assets and
       liabilities:
        Accounts receivable                          1,405               (14)
        Inventory and prepaid expenses              (1,645)           (1,545)
        Refundable income taxes                        443                --
        Other assets                                     8                24
        Accounts payable and accrued expenses          812                69
        Income taxes payable                            --              (432)
        Deferred service contract income               (64)              102
                                                   -------           -------
          NET CASH USED IN OPERATING ACTIVITIES        (28)           (2,939)

CASH FLOWS FROM:
 INVESTING ACTIVITIES
  Software production costs                           (190)             (117)
  Capital expenditures                                (621)             (304)
                                                   -------           -------
    NET CASH USED IN INVESTING ACTIVITIES             (811)             (421)

CASH FLOWS FROM:
  FINANCING ACTIVITIES:
    Borrowing on bank line of credit                   875             1,550
    Proceeds from stock transactions                   306               199
                                                   -------           -------
      NET CASH PROVIDED BY LAWSUIT AND
       FINANCING ACTIVITIES                          1,181             1,749
                                                   -------           -------

    INCREASE (DECREASE) IN CASH AND
     CASH EQUIVALENTS                                  342            (1,611)

    CASH AND CASH EQUIVALENTS:
      BEGINNING OF PERIOD                               31             1,726
                                                   -------           -------
      END OF PERIOD                                $   373           $   115
                                                   -------           -------
                                                   -------           -------


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

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations

                     MANAGEMENT'S DISCUSSION AND ANALYSIS OF
                  RESULTS OF OPERATIONS AND FINANCIAL CONDITION

RESULTS OF OPERATIONS

Revenues for the third quarter of 1996 were $6,010,000, an increase of 7.1 percent over revenues of $5,611,000 in the same period of 1995. The Company reported a profit of $73,000, or three cents per share in the 1996 period versus a net loss of $215,000, or nine cents per share, in the prior year.

The Company reported sales of $16,413,000 for the first nine months of 1996, a gain of 2.7 percent over revenues of $15,983,000 for the first nine months of 1995. The year to date net loss for 1996 was $1,721,000 or $.68 cents per share, compared to a net loss of $1,567,000 or $.64 cents per share in the same period of 1995. The year to date loss is net of the $1,317,000 SensorMedics lawsuit settlement.

Gross margins as a percentage of sales decreased to 37.4 percent in the third quarter of 1996 from 46.5 percent for the third quarter of 1995. This decrease in the third quarter gross margin percentage is primarily due to competitive pricing strategy, a $200,000 increase in warranty reserve for a more competitive warranty program and a shift in product mix to lower margin products for the quarter. Gross margins for the nine-month period decreased to 39.6 percent from
44.4 percent due to the factors described above.

Sales and marketing expenses increased by $85,000 for the quarter, yet were relatively flat for the nine month period. The quarterly increase is attributed to a larger sales force and increased marketing programs as compared to the third quarter in 1995.

Administrative expenses increased by $236,000 for the quarter and $156,000 for the nine month period. This increase was caused primarily by additional senior management hired during the past nine months.

As part of our strategic plan to maintain our position as technological leader in our market and to decrease the size and cost of our existing products to broaden their appeal, R & D expenses were increased $253,000 in the third quarter of 1996 in comparison to the same period in 1995.

                                     (5)

FINANCIAL CONDITION

As of September 30, 1996, the Company had cash and cash equivalents of $373,000 working capital of $8,113,000 and $950,000 available to borrow under its $3,500,000 bank line of credit. The Company believes that current working capital combined with projected revenues and the existing bank line of credit will provide sufficient working capital through 1996.

                           PART II - OTHER INFORMATION

Item 1. Legal Proceedings

Results for the third quarter and nine months of 1996 include non-operating income of $1,317,000 which is the net payment received for the present value of the future payments due the Company under a lawsuit settlement from SensorMedics Corporation as a result of the acquisition of SensorMedics by ThermoElectron Corporation.

Item 4.  Submission of Matters to a Vote of Security Holders
         None

Item 6.  Exhibits and Reports on Form 8-K

     (a) Exhibits

         (11) Statement re: Computation of per share earnings (loss)

     (b) Reports on Form 8-K

         No reports on Form 8-K were filed during the third quarter of 1996.


                                   SIGNATURES

In accordance with the requirements of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.


                                       MEDICAL GRAPHICS CORPORATION
                                       (Registrant)

Date November 8, 1996                  /s/  Eric W. Sivertson
                                       --------------------------------------
                                       Eric W. Sivertson, Chief Executive
                                       Officer (Principal Executive Officer)



                                     (6)

                             INDEX TO EXHIBITS


EXHIBIT
NUMBER           DESCRIPTION                            PAGE
-------          -----------                            ----
  11             Statement re: Computation of
                 Per Share Earnings (Loss)                8

  27             Financial Data Schedule

























                                     (7)