Form 10KSB40
period 1996-12-31
MEDICAL GRAPHICS CORP /MN/
filed 1997-04-15
CIK 352862

                     U.S. SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                   FORM 10-KSB
(Mark One)
/X/ Annual Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934 for the fiscal year ended DECEMBER 31, 1996
/ / Transition report under Section 13 or 15(d) of the Securities Exchange Act of 1934 for the transition period from ________ to ________.

                          COMMISSION FILE NUMBER 0-9899

                          MEDICAL GRAPHICS CORPORATION
             (Exact name of registrant as specified in its charter)

               MINNESOTA                             41-1316712
     (State or other jurisdiction of              (I.R.S. Employer
      incorporation or organization)              Identification Number)

                              350 OAK GROVE PARKWAY
                         SAINT PAUL, MINNESOTA  55127
              (Address of principal executive offices and Zip Code)

                   Issuer's telephone number:  (612) 484-4874

 Securities registered under Section 12(b) of the Exchange Act:   NONE
 Securities registered under Section 12(g) of the Exchange Act:

             COMMON STOCK, PAR VALUE $.05 PER SHARE (Title of Class)

Check whether the issuer (1) filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been
subject to such filing requirements for the past 90 days.  Yes  X   No__

Check if there is no disclosure of delinquent filers in response to Item 405 of Regulation S-B is contained in this form, and no disclosure will be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-KSB or any amendment to this Form 10-KSB. /X/

State issuer's revenues for its most recent fiscal year:  $20,288,675.

The aggregate market value of the common stock held by non-affiliates of the registrant based on the closing sale price as reported on The Nasdaq National Market on March 28, 1997 was $8,297,000.

As of March 28, 1997, 2,571,041 shares of the registrant's Common Stock were outstanding.

                       DOCUMENTS INCORPORATED BY REFERENCE

Portions of the Company's definitive Proxy Statement for the Annual Meeting of Shareholders, a definitive copy of which will be filed with the SEC within 120 days of December 31, 1996 is incorporated by reference into Items 9, 10, 11 and 12 of Part III.

Transitional Small Business Disclosure Formats (check one):  Yes ___  No   X

                                TABLE OF CONTENTS

                                                                        Page No.
                                                                        --------

PART I . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . 1
      Item 1.  Description of Business . . . . . . . . . . . . . . . . . . . . 1
      Item 2.  Description of Property . . . . . . . . . . . . . . . . . . . . 6
      Item 3.  Legal Proceedings . . . . . . . . . . . . . . . . . . . . . . . 6
      Item 4.  Submission of Matters to a Vote of Security Holders . . . . . . 6

PART II. . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . 7
      Item 5.  Market for Common Equity and Related Stockholder Matters. . . . 7
      Item 6.  Management's Discussion and Analysis or Plan of Operation . . . 8
      Item 7.  Financial Statements. . . . . . . . . . . . . . . . . . . . . .12
      Item 8.  Changes In and Disagreements With Accountants on
               Accounting and Financial Disclosure . . . . . . . . . . . . . .27

PART III . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .27
      Item 9.  Directors, Executive Officers, Promoters and Control Persons;
               Compliance with Section 16(a) of the Exchange Act . . . . . . .27
      Item 10. Executive Compensation. . . . . . . . . . . . . . . . . . . . .27
      Item 11. Security Ownership of Certain Beneficial Owners and Management.27
      Item 12. Certain Relationships and Related Transactions. . . . . . . . .27
      Item 13. Exhibits and Reports on Form 8-K. . . . . . . . . . . . . . . .28

INDEX TO EXHIBITS. . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .28

SIGNATURES . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .30



                                     (ii)

                                     PART I

     Unless the context indicates otherwise, all references to the "Company" and "Registrant" in this Annual Report on Form 10-KSB relate to Medical Graphics Corporation.

     The following United States registered trademarks appear in this Annual Report on Form 10-KSB and are owned by the Company: MedGraphics and CPX EXPRESS. In addition, the following Company trademarks appear in this Annual Report on Form 10-KSB: PF/Dx, preVent, BREEZE, 1085 Series, CardiO2, CPX/D and CPX/MAX/D. CardiO-KEY is a trademark of ErgometRx Corporation. Pentium is a trademark of INTEL Corporation. Windows is a trademark of Microsoft Corporation.

ITEM 1. DESCRIPTION OF BUSINESS

GENERAL OVERVIEW

     Medical Graphics Corporation was incorporated as a Minnesota corporation in 1977. The Company designs and produces innovative non-invasive diagnostic systems for the prevention, early detection, and cost-effective treatment of heart and lung disease. Medical Graphics Corporation has grown from providing computerized lung function test graphics to providing a wide-ranging line of diagnostic systems featuring patented hardware and software sold under the MedGraphics trade name.

     Medical Graphics Corporation is a leading producer of non-invasive cardiorespiratory diagnostic systems worldwide. The Company's products consist of breath analysis technology integrated with computer and applications-specific software. More than 4,000 MedGraphics systems have been sold to customers for use in over 50 countries.

     The Company's primary products include pulmonary function, body plethysmography and cardiopulmonary exercise testing systems. Most of the Company's revenues are generated from sales into the hospital cardiopulmonary market and the office-based physician market. Revenues from service and supplies accounted for 24 percent of total revenues in 1996, up from 22 percent in 1995.

PRIMARY PRODUCTS

PULMONARY FUNCTION TESTING SYSTEM.

     The PF/Dx System is a complete pulmonary function testing lab which helps health care professionals diagnose lung diseases and manage treatment of their patients. The PF/Dx System currently consists of a nitrogen analyzer, a gas chromatograph, an IBM-compatible computer with Pentium processor, a full-color monitor, a printer and other peripherals. Applications include screening asthma patients, assessing pre-operative and post-operative risk of heart and lung surgery patients, evaluating lung damage from occupational exposures and documenting outcomes and responses to therapy. The PF/Dx System's compact design and mobility options attract a wide variety of customers, including cardiopulmonary laboratories in hospitals, office-based clinics, occupational medicine clinics, asthma centers and clinical research centers. The PF/Dx System utilizes the preVent Pneumotach, a mouthpiece/flow device with a snap-in, snap-out design which helps prevent the transmission of infectious diseases.
The preVent Pneumotach is attached by tubing to the PF/Dx System for the measurement of patients' lung function. The PF/Dx System's unique features also include the Company's proprietary BREEZE software, which is designed to operate in a simple, easy-to-use manner.

BODY PLETHYSMOGRAPHY SYSTEMS.

     The Company's 1085 Series offers four body plethysmography systems for lung function testing. A body plethysmograph is an enclosed chamber in which the patient sits and performs diagnostic pulmonary function testing. Body plethysmography is the most sensitive method for identifying lung diseases, including difficult-to-detect diseases such as asthma. The systems are comprised of a hexagon-shaped acrylic chamber, a nitrogen analyzer, a diffusion analyzer, an IBM-compatible computer with Pentium processor, a full-color monitor, a printer and other peripherals. Applications include diagnosing lung diseases and managing their treatment, assessing surgical risk of lung transplant and lung reduction surgery candidates and evaluating the impact of neuromuscular disease on breathing. Included in the 1085 Series systems is the preVent pneumotach for helping to prevent the transmission of infectious diseases between patient tests. The system's design optimizes patient comfort with clear-view acrylic enclosures and enables testing of a broad population including pediatric patients and individuals using wheelchairs.

CARDIOPULMONARY EXERCISE TESTING SYSTEMS.

     The Company's cardiopulmonary exercise systems both measure one's fitness or conditioning level and help physicians diagnose heart and lung diseases by measuring the gas exchange of the patient's lungs in conjunction with the electrical activity of their heart. Should there be a limitation in the heart or lungs or in the level of conditioning, these systems help detect and quantify the degree of impairment by measuring the amount of oxygen consumed during exercise.

     MedGraphics cardiopulmonary exercise testing systems are sold in four different models. They include the CardiO2 System, CPX/D System, CPX/MAX/D System and CPXEXPRESS System. The systems consist of an oxygen analyzer, a carbon dioxide analyzer, the preVent Pneumotach, an IBM-compatible computer with Pentium processor, a full-color monitor, a printer and other peripherals. The CardiO2 includes a full 12-lead ECG system while the other systems are designed to be used in conjunction with stand-alone ECG systems. The systems are used for differential diagnosis of cardiovascular and pulmonary disease, screening for early signs of cardiac and pulmonary dysfunction, establishing exercise prescriptions and training programs, and evaluating the efficacy of prescribed therapy. Test results are displayed in easy-to-interpret graphs and summary reports. Customers include hospital cardiopulmonary laboratories, cardiology and pulmonary office-based clinics, cardiac rehabilitation units, human performance laboratories and health clubs.

CYCLE ERGOMETERS.

     The Company offers several models of cycle ergometers providing physicians and patients a tool for more successful outcomes in clinical rehabilitation and athletic training. A cycle ergometer is a specially designed stationary exercise bicycle which can operate at a broad spectrum of resistance levels.
The Company has four models of cycle ergometers that are used in diagnostic, rehabilitation, training and sports medicine applications. Three of the four models in the CardiO2 Cycle Series incorporate patented CardiO-KEY technology, a "data key" capable of storing exercise protocols and recording exercise session data. The data key is used to individualize exercise sessions and monitor conditioning progress.

INDUSTRY

     Early detection and prevention of heart and lung diseases is becoming more commonplace as health care reform and cost containment efforts increase. Physicians and health plan administrators are becoming more motivated to use non-invasive diagnostic testing to detect early signs of disease and reverse the disease process by therapeutic treatments, rather than relying on invasive and expensive procedures to treat disease after it has already progressed. Thus, the demand for therapeutic and diagnostic products, such as the Company's, is being affected by trends in the medical profession and its approach to the treatment of illness as well as third party payment and reimbursement policies.

COMPETITION

     The principal competitive factors in the diagnostic and therapeutic markets are quality of system performance, software which is technologically advanced and easy-to-use, and customer service. These markets are characterized by intense competition. Some companies with which the Company competes have greater financial, human and technological resources than Medical Graphics Corporation. This competitive marketplace has in some circumstances led to price discounting to which Medical Graphics Corporation has responded in kind, and may do so again in the future.

     The medical device industry in which the Company operates is characterized by relatively rapid technological change. Accordingly, the Company must continually implement improvements in its core technologies and products. The Company's success depends on its ability to anticipate changes in technology and industry standards, to develop and successfully introduce new and enhanced products on a timely basis and to promote market acceptance of such products. The Company believes its principal competitors are SensorMedics Corporation, a subsidiary of ThermoElectron Corporation, and Erich Jaeger GmbH & Co. KG.

MARKETING AND DISTRIBUTION

     In the United States, the Company markets its products through a direct sales force that targets customers located in hospitals, university-based medical centers and office-based clinics. Each sales employee is assigned to one of two regional managers who report to the Company's Senior Vice President of Sales and Marketing. Each salesperson is responsible for a specific geographic area and sells the Company's complete product line within that area. Company salespersons are compensated with a base salary, expenses and a revenue-based commission.

     The Company markets its products outside the United States into over 50 countries through approximately 37 international sales organizations that operate primarily as distributors who carry a limited inventory of the Company's products. These organizations sell the Company's products in specific geographic areas, generally on an exclusive basis. International sales accounted for 27% and 28% of total sales in 1996 and 1995, respectively. All of the Company's international sales are made on a United States dollar-denominated basis.

     Conducting business in foreign countries involves certain risks not ordinarily associated with domestic business including governmental laws or restrictions that could adversely affect pricing of, and the Company's ability to, market its products.

     The Company believes that demonstration of its products' capabilities to potential customers is one of the most significant factors in achieving sales. Consequently, the main thrust of domestic and international promotional efforts is product demonstrations at conventions and customer facilities. Other promotional efforts include educational seminars, print advertisements, direct mail campaigns, and a company web site.

RESEARCH AND DEVELOPMENT

     Research and development expenses increased 42.8% to $2,762,000 in 1996 from $1,934,000 in 1995, representing 13.6% of revenues in 1996 compared to 8.9% of revenues in 1995. This increase was a result of significant expenditures, including the use of independent contractors, to convert the Company's product software systems to a Windows environment. The Company expects to begin shipping products with Windows-based software in the third quarter of 1997. In addition, the Company is working on a number of product improvements designed to enhance product reliability and performance. The Company is also engaged in the development of new products targeted for growth markets to diversify and grow the Company. The Company believes ongoing research and development efforts have been and will remain important to its continuing success.

MANUFACTURING

     The Company currently manufactures and assembles all major analyzer components of its systems including a waveform analyzer, gas chromatograph, nitrogen analyzer and oxygen analyzer. Sheet metal, electrical components and some measurement devices are purchased from outside vendors and are tested,
assembled and packaged by Company personnel into fully integrated systems.   The
Company also acquires general purpose computers, monitors and printers from a variety of sources and integrates its proprietary transducer modules into these systems. Through the use of in-house software engineers, the Company designs and develops the proprietary software used in the operation of its systems. Although some of the Company's components are available through only one or a limited number of suppliers, the Company believes that if it is unable to obtain components from these suppliers, it would be able to obtain comparable components from other sources without significant additional expense or interruption of business.

     Although the Company experienced difficulty in obtaining materials from suppliers during the fourth quarter of 1996 as a result of the Company's liquidity crisis, which resulted in a decrease in sales, the Company has entered into a new credit facility and has negotiated agreements with each of its principal vendors so that it will be able to acquire raw materials from these vendors without further interruptions.

GOVERNMENT REGULATION

     Products manufactured by Medical Graphics Corporation are "devices" as defined in the Federal Food, Drug and Cosmetic Act (the "Act") and are subject to the regulatory authority of the Food and Drug Administration (FDA) over the manufacture and distribution and related record keeping, labeling and advertising thereof. The Medical Device Amendments of 1976 (the "Amendments") amended the Act and substantially increased the regulatory authority of the FDA over medical devices. Devices manufactured by the Company must comply with the provisions of this law. Under the Amendments, the FDA must determine the extent of control necessary to assure the safety and effectiveness of devices, and must define these control levels by the promulgation of regulations and standards.

     The Company has filed notifications with the FDA of its intent to market its systems pursuant to Section 510(k) of the Amendments. Under Section 510(k), a medical device can be marketed if the FDA determines that the device is substantially equivalent to similar devices marketed prior to May 28, 1976. The FDA made such determinations for these systems, and the Company is marketing the devices under Section 510(k).

     The action of the FDA does not, however, constitute approval by the FDA of the Company's products or pass upon their safety and effectiveness. The FDA has increased the depth of its inspections for compliance with Good Manufacturing Practices Regulations covering software documentation, as well as hardware documentation.

     The Company's products are also subject to similar regulation in various foreign countries. The Company is in the process of implementing ISO 9001, a certification showing that the Company's procedures and manufacturing facilities comply with standards for quality assurance and manufacturing process control. ISO 9001 certification, along with the European Medical Device Directive ("MDD") certification, evidences compliance with the requirements that enable a company to affix the CE Mark to its products. The CE Mark denotes conformity with European standards for safety and allows certified devices to be placed on the market in all European Union ("EU") countries. After June 1998, medical devices may not be sold in EU countries unless they display the CE Mark. Because the Company is in compliance with certain aspects of MDD, it is currently eligible to use the CE Mark on its products. The Company expects to meet all of the requirements for continued use of the CE Mark in early 1998 so that it may continue to affix the CE to its product after June 1998. There can be no assurance that the Company will be able to obtain regulatory approvals or clearances for its products in foreign countries.

     The Company must comply with various federal, state and local environmental laws and regulations. The Company believes that it is currently in material compliance with such applicable environmental laws and regulations.

PATENTS

     The Company currently owns 17 United States domestic patents which cover the basic aspects of the Company's core technologies, including gas pressure, flow measurement, breath-by-breath assessment of gas exchange and some expert systems. In addition, the Company has a number of foreign patents with respect to the technologies covered by its United States patents. There can be no assurance, however, that these patents, or any patents that may be issued as a result of existing or future application, will offer any degree of protection from competitors. The Company intends to aggressively enforce its intellectual property rights and has successfully done so in the past. The Company also relies on trade secrets and proprietary know-how, which it seeks to protect, in part, through proprietary information agreements with employees, consultants and other parties.

EMPLOYEES

     As of December 31, 1996, the Company had a total of 169 employees, of which 167 were full-time employees. As part of its restructuring during the first quarter of 1997, the Company reduced its work force to 132 employees, of which 128 are full-time employees. No employees are represented by labor organizations and there are no collective bargaining agreements. Employee relations are believed to be good.

ITEM 2. DESCRIPTION OF PROPERTY

     The Company currently leases a 52,250 square foot building for its office, assembly and warehouse facilities located in St. Paul, Minnesota. The lease expires June 30, 2002. The facilities are in good condition. Annual rental costs will be approximately $420,000 over the next five years. Rent expense for the years ended December 31, 1996 and 1995 was $494,000 and $301,000, respectively.


ITEM 3. LEGAL PROCEEDINGS

     The Company has been named as a defendant in two product liability suits as follows:

     JOHN GEFROH V. TRINITY HOSPITAL AND MEDICAL GRAPHICS CORPORATION, North Dakota District Court, Northwestern Judicial District, filed in March 1997.


     ROGER D. CROWE V. NORTHSHORE REGIONAL MEDICAL CENTER, NME HOSPITALS, INC., TENET HEALTHCARE CORPORATION, ASTRAND MANUFACTURING AND MEDICAL GRAPHICS CORPORATION, 22d Judicial District Court for the Parish of St. Tammany, State of Louisiana, Case No. JDC No. 95-14240-B, filed in November 1996.

The plaintiffs in both product liability suits are seeking compensatory damages of an undisclosed amount resulting from injuries in connection with the use of one of the Company's products. The Company believes the injuries resulted from the actions of one or more third parties and did not result from any actions of the Company. The Company carries insurance in an amount that it believes is adequate to cover any liability it may be found to have arising from the claims in both of these suits.

     In the fourth quarter of 1996, the Company experienced a liquidity crisis and was unable to pay a significant number of its vendors when due. Subsequent to December 31, 1996, the Company negotiated agreements with vendors, who were owed $3,541,000, for payment of the outstanding balances in equal monthly installments for up to 36 months. A few vendors have refused to accept the proposed terms and in some cases have commenced litigation against the Company. See "Management's Discussion & Analysis - Liquidity and Capital Resources."

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

Not Applicable.

                                     PART II

ITEM 5. MARKET FOR COMMON EQUITY AND RELATED STOCKHOLDER MATTERS

(a)  MARKET INFORMATION

     The Company's common stock trades on The Nasdaq National Market System under the symbol MGCC. The following table shows the range of high and low bid prices for the Company's Common Stock on The Nasdaq Stock Market for the fiscal quarters indicated, as reported by Nasdaq in its "Monthly Statistical Report." The quotations represent prices in The Nasdaq Stock Market between dealers in securities, and do not include retail mark-up, mark-down or commission, and may not represent actual transactions.


                                   BID PRICES
                                   ----------
                              HIGH           LOW
                              ----           ---
1996
     First Quarter            $8 1/2         $4 5/8
     Second Quarter            9 1/8          6 3/8
     Third Quarter             8 3/8          5 1/2
     Fourth Quarter            6 1/4          4


1995
     First Quarter            $6 1/2         $5 3/8
     Second Quarter            6 1/4          5
     Third Quarter             6 3/4          4 3/8
     Fourth Quarter            6 1/4          4 3/8
________________________________


(B)  APPROXIMATE NUMBER OF HOLDERS OF COMMON EQUITY

                                            Approximate Number of
                                                   Holders
     Title of Class                          (as of March 28, 1997)
     --------------                    ---------------------------------

     Common Stock, par value of $.05                 1,900


(C)  DIVIDENDS

     The Company has not paid any cash dividends on its common stock, and the Board of Directors intends to retain earnings, if any, for the foreseeable future for use in the expansion of the Company's business. Under the terms of the Company's new credit agreement, the Company is prohibited from paying cash dividends unless it is in compliance with certain covenants.

ITEM 6. MANAGEMENT'S DISCUSSION AND ANALYSIS OR PLAN OF OPERATION

FORWARD LOOKING STATEMENT

     Statements included in this Annual Report on Form 10-KSB that are not historical or current facts are "forward-looking statements" made pursuant to the safe harbor provisions of the Private Securities Litigation Reform Act of 1995 and are subject to certain risks and uncertainties that could cause actual results to differ materially. Among these risks and uncertainties are (i) the fact that the Company has incurred losses of $9,071,000 in 1996 and $1,731,000 in 1995; (ii) the ability of the Company's distributors to successfully market and sell the Company's products in markets outside the United States; (iii) the Company's ability to successfully market its product in the United States at a favorable margin in light of significant price competition in the industry; (iv) the extent to which physicians and health plan administrators are motivated to use non-invasive diagnostic testing to detect early signs of disease; (v) the Company's ability to successfully convert the Company's product software systems to a Windows environment; and (vi) the Company's ability to develop future products which are technologically advanced and accepted by the marketplace.

OVERVIEW

     During 1996, the Company aggressively expanded its sales, marketing, and research and development activities and management personnel. This expansion, in part, resulted in the Company reaching its borrowing base limit on its credit line, the signing of a forbearance agreement with its lender and the inability to pay vendors' accounts payable when due, all of which occurred during the fourth quarter of 1996. These events restricted the Company's ability to produce products in the fourth quarter of 1996 and required management and the Board of Directors to devote a significant amount of time to restructuring the Company in the first quarter of 1997.

     Subsequent to December 31, 1996, the Company retained Manchester Business Services, Inc., to design and implement a restructuring plan. Under the restructuring plan, the Company obtained a new line of credit, received $1,500,000 of cash from the issuance of equity securities, entered into agreements with vendors which provide for payment of approximately $3,500,000 of accounts payable in equal monthly installments for up to 36 months and reduced its work force by approximately 25%. Management believes that these events provide the foundation to return the Company to profitability.

     The following discussion should be read in conjunction with the Company's consolidated financial statements as of and for the years ended December 31, 1996 and 1995 included in Item 7 of this Form 10-KSB.

RESULTS OF OPERATIONS

     The following table presents statement of operations data as a percentage of total revenues for the years ended December 31, 1996 and 1995.

                                          YEAR ENDED DECEMBER 31
                                          ----------------------

                                          1996               1995
                                        --------           --------
Revenues                                 100.0%             100.0%
Cost of goods sold                        72.2               57.0
                                        --------           --------

         Gross margin                     27.8               43.0
                                        --------           --------
Selling                                   40.3               33.5
General and administrative                21.5               14.0
Research and development                  13.6                8.9
Provision for closing German office        3.5
                                        --------           --------
         Total operating expenses         78.9               56.4
                                        --------           --------

Loss from operations                     (51.1)             (13.4)
Other income, net                          6.2                4.0
                                        --------           --------

Loss before income tax benefit           (44.9)              (9.4)
Income tax benefit                        (0.2)              (1.4)
                                        --------           --------
Net loss                                 (44.7)%             (8.0)%
                                        --------           --------
                                        --------           --------


REVENUES

     Revenues decreased 6.2% to $20,289,000 in 1996 from $21,640,000 in 1995.
The decrease in revenues from 1995 to 1996 resulted primarily from 8.3% and 9.2% decreases in domestic and international equipment sales, respectively, which were partially offset by a 2.3% increase in service and supply revenues.

     The decrease in domestic equipment sales resulted from lower selling prices due to a more competitive selling environment and the Company's inability to ship product in the fourth quarter of 1996 due to customer/revenue order mix and inventory issues. The decrease in international equipment sales is attributable to increased competition in Europe, partially offset by increased sales in the Pacific Rim. Increases in service and supply sales are primarily the result of increased sales of disposables used with the Company's newest line of products and an increase in the Company's installed base of products. A significant factor for the decrease in revenues resulted from a liquidity crisis occurring during the fourth quarter of 1996 which resulted in the Company's inability to produce equipment as a result of not having specific inventory components available.

GROSS MARGIN

     The gross margin for 1996 was 27.8% of revenues, compared to 43.0% for 1995. This decrease was caused by several factors including the liquidity crisis described above, which hampered the Company's ability to acquire critical parts for manufacturing and shipping product, inventory writedowns, an increase in the Company's warranty reserve and an increase in price competition in the domestic and European marketplaces.

The amount of inventory writedowns affecting gross margin was $1,420,000 in 1996, compared to $370,000 in 1995. The warranty reserve increase in 1996 was approximately $325,000 and occurred primarily as a result of a more competitive five-year warranty program on certain of the Company's products. The Company discontinued this five-year warranty program for sales occurring after March 31, 1997.

SELLING

     Selling expenses increased 12.9% to $8,186,000 in 1996 from $7,253,000 in 1995. Selling expenses as a percent of revenues increased to 40.3% in 1996 compared to 33.5% in 1995. During 1996, the Company hired sales management personnel and salespersons and invested in developing alternative markets and distribution channels for its products.

GENERAL AND ADMINISTRATIVE

     General and administrative expenses increased 44.0% to $4,369,000 in 1996 from $3,033,000 in 1995. As a percent of revenues, general and administrative increased to 21.5% in 1996 from 14.0% in 1995. These increases were due in part to an increase in the allowance for doubtful accounts receivable and higher executive compensation resulting from additional senior management personnel.

RESEARCH AND DEVELOPMENT

     Research and development expenses increased 42.8% to $2,762,000 in 1996 from $1,934,000 in 1995 and as a percentage of revenues increased to 13.6% in 1996 from 8.9% in 1995. These increases were primarily due to increased expenditures, including the use of independent contractors, to convert equipment product software systems to a Windows environment.

OTHER INCOME

     The Company recognized income of $1,438,000 and $975,000 in 1996 and 1995, respectively, in connection with the settlement of a lawsuit with SensorMedics Corporation.

NET INTEREST EXPENSE

     The Company incurred net interest expense of $189,000 in 1996 as compared to $105,000 in 1995, which resulted from increased interest payments related to higher levels of borrowings under the Company's working capital line of credit used to finance the loss from operations and working capital requirements.

INCOME TAX BENEFIT

     The Company recognized an income tax benefit of $48,000 in 1996 compared to $307,000 in 1995. The effective tax rates for the income tax benefits were less than the statutory rates because the Company did not have sufficient taxable income in prior years to carryback these losses and because the Company increased its deferred income tax valuation allowance due to the uncertainty regarding whether future income tax benefits will be realized.

IMPACT OF INFLATION

     The Company believes that inflation did not have a significant impact on the Company's operations in 1996 or 1995.

LIQUIDITY AND CAPITAL RESOURCES

     As of December 31, 1996, the Company had cash of $545,000 and working capital of $2,463,000. The Company used $288,000 of cash in operating activities, primarily as a result of its net loss of $9,071,000, which was partially offset by a decrease in accounts receivable of $4,368,000 and an increase in accounts payable of $2,573,000. The Company used $1,229,000 in investing activities for capital expenditures of $884,000 and software production costs of $345,000. The Company generated $2,031,000 from financing activities, primarily as a result of an increase of $1,725,000 in borrowings under its line of credit.

     At December 31, 1996, the Company had a working capital line of credit with a bank that provided for borrowings, based on available collateral, of up to $3,500,000. The Company was under a forbearance agreement with the bank at December 31, 1996, which provided a working capital line that expired on March 31, 1997 and was replaced with a new credit agreement with an asset-based lender. The new credit agreement provides for total borrowings, based on available collateral, of up to $4,100,000, at the discretion of the lender, and expires March 31, 2000. Total borrowings outstanding under the credit agreement are secured by the Company's accounts receivable and inventories. The credit agreement contains certain restrictive covenants as well as limitations on capital expenditures and payment of dividends. The credit line allows the Company to borrow up to 75% of eligible domestic accounts receivable, 40% of eligible domestic inventory (not to exceed $1,500,000), 90% of eligible foreign accounts receivable and 75% of eligible export inventory.

     In March 1997, the Company's Board of Directors authorized 500,000 shares of a new Class A Stock. The stock has a liquidation preference of $3.375 per share. Each Class A share is currently convertible to one share of common stock and has voting rights equal to the common stock into which it is convertible.
On March 31, 1997, the Company entered into a stock purchase agreement to issue 444,445 shares of Class A Stock. The Company received $500,000 on March 31, 1997 and issued 148,148 shares. The Company received $1,000,000 on April 15, 1997 in connection with the issuance of the remaining 296,297 shares.

     Subsequent to December 31, 1996, the Company entered into financing arrangements with certain vendors which provide for payment of the outstanding balances in equal monthly installments up to 36 months. The balances outstanding at December 31, 1996, which will be paid after December 31, 1997, have been classified in the December 31, 1996 consolidated balance sheet as long-term accounts payable financed with vendors. The amounts due under the agreements are $1,742,000, $996,000, and $740,000, in 1997, 1998, and 1999,
respectively.

     At March 31, 1997, the Company had no material commitments for capital expenditures. The Company believes that its revenues from operations, together with cash and borrowings under its new credit facility will be adequate to satisfy its liquidity and capital resource needs through 1997.

ITEM 7. FINANCIAL STATEMENTS

     The following financial statements of the Company are included herein:

     Independent Auditors' Report for the Year ended December 31, 1996 Independent Auditors' Report for the Year ended December 31, 1995 Consolidated Balance Sheets-December 31, 1996 and 1995
     Consolidated Statements of Operations-Years ended December 31, 1996 and
     1995.
     Consolidated Statements of Shareholders' Equity-Years ended December 31, 1996 and 1995
     Consolidated Statements of Cash Flows-Years ended December 31, 1996 and
     1995
     Notes to Consolidated Financial Statements-Years ended December 31, 1996 and 1995

                          INDEPENDENT AUDITORS' REPORT


Shareholders and Board of Directors
Medical Graphics Corporation

We have audited the accompanying consolidated balance sheet of Medical Graphics Corporation and Subsidiaries (the "Company") as of December 31, 1996 and the related consolidated statements of operations, shareholders' equity, and cash flows for the year then ended. These consolidated financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these consolidated financial statements based on our audit.

We conducted our audit in accordance with generally accepted auditing standards. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the consolidated financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the consolidated financial statements. An audit also incudes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audit provides a reasonable basis for our opinion.

In our opinion, such 1996 consolidated financial statements present fairly, in all material respects, the financial position of Medical Graphics Corporation and Subsidiaries at December 31, 1996 and the results of their operations and their cash flows for the year then ended, in conformity with generally accepted accounting principles.




April 4, 1997                                          /s/ Deloitte & Touche LLP
(April 15, 1997 as to the third paragraph of Note 11)
Minneapolis, Minnesota

                     REPORT OF INDEPENDENT AUDITORS' REPORT


Board of Directors
Medical Graphics Corporation

We have audited the accompanying consolidated balance sheet of Medical Graphics Corporation as of December 31, 1995, and the related consolidated statements of operations, shareholders' equity and cash flows for the year then ended. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audit.

We conducted our audit in accordance with generally accepted auditing standards. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audit provides a reasonable basis for our opinion.

In our opinion, the financial statements referred to above present fairly, in all material respects, the consolidated financial position of Medical Graphics Corporation at December 31, 1995, and the consolidated results of its operations and its cash flows for the year then ended, in conformity with generally accepted accounting principles.

Minneapolis, Minnesota                  /s/ Ernst & Young LLP
February 16, 1996

MEDICAL GRAPHICS CORPORATION

CONSOLIDATED BALANCE SHEETS
DECEMBER 31, 1996 AND 1995 (IN THOUSANDS, EXCEPT PER SHARE AMOUNTS)
-------------------------------------------------------------------

                                                                                     1996         1995
ASSETS

CURRENT ASSETS:
 Cash                                                                              $   545      $    31
 Accounts receivable, less allowance for doubtful accounts
  of $496 and $363, respectively                                                     4,814        9,182
 Inventories (Notes 1 and 2)                                                         6,633        6,160
 Refundable income taxes (Note 5)                                                                   443
 Prepaid expenses and other current assets                                             193          169
                                                                                   -------      -------
      Total current assets                                                          12,185       15,985

EQUIPMENT AND FIXTURES (Notes 1 and 3)                                               3,857        3,932
 Less accumulated depreciation                                                       2,531        2,725
                                                                                   -------      -------
      Equipment and fixtures, net                                                    1,326        1,207

SOFTWARE PRODUCTION COSTS, less accumulated amortization of $989
 and $719, respectively (Note 1)                                                       472          397

OTHER ASSETS                                                                            20           38
                                                                                   -------      -------
                                                                                   $14,003      $17,627
                                                                                   -------      -------
                                                                                   -------      -------
LIABILITIES AND SHAREHOLDERS' EQUITY

CURRENT LIABILITIES:
 Accounts payable                                                                  $   921      $ 1,826
 Accounts payable financed with vendors - current (Note 11)                          1,742
 Note payable (Notes 7 and 11)                                                       3,400        1,675
 Employee compensation                                                                 978          958
 Deferred service contract revenue                                                     988        1,156
 Warranty reserve                                                                      563          240
 German office closing reserve (Note 4)                                                700
 Other liabilities and accrued expenses                                                430          462
                                                                                   -------      -------
      Total current liabilities                                                      9,722        6,317

LONG-TERM ACCOUNTS PAYABLE FINANCED WITH VENDORS (Note 11)                           1,736

COMMITMENTS AND CONTINGENCIES (Note 10)

SHAREHOLDERS' EQUITY (Notes 1, 8, and 11):
 Class A stock, par value $.05 per share; 500 shares authorized, liquidation preference of $3.375 per share, none issued or outstanding
 Common stock, par value $.05 per share; authorized 9,500 shares; issued
  and outstanding 2,559 and 2,496, respectively                                        128          125
 Additional paid-in capital                                                         10,224        9,921
 Retained (deficit) earnings                                                        (7,807)       1,264
                                                                                   -------      -------
                                                                                     2,545       11,310
                                                                                   -------      -------
                                                                                   $14,003      $17,627
                                                                                   -------      -------
                                                                                   -------      -------

See notes to consolidated financial statements.

MEDICAL GRAPHICS CORPORATION

CONSOLIDATED STATEMENTS OF OPERATIONS
YEARS ENDED DECEMBER 31, 1996 AND 1995 (IN THOUSANDS, EXCEPT PER SHARE AMOUNTS)
-------------------------------------------------------------------------------

                                                                 1996           1995
REVENUES:
 Equipment sales                                               $ 15,422      $ 16,881
 Service and supplies revenue                                     4,867         4,759
                                                               --------      --------
   Total revenues                                                20,289        21,640

COST OF GOODS SOLD:
 Cost of equipment sales                                         11,352         9,991
 Cost of service and supplies revenues                            3,288         2,337
                                                               --------      --------
   Total cost of goods sold                                      14,640        12,328
                                                               --------      --------

GROSS MARGIN                                                      5,649         9,312

OPERATING EXPENSES:
 Selling                                                          8,186         7,253
 General and administrative                                       4,369         3,033
 Research and development                                         2,762         1,934
 Provision for closing German office (Note 4)                       700
                                                               --------      --------
   Total operating expenses                                      16,017        12,220
                                                               --------      --------

LOSS FROM OPERATIONS                                            (10,368)       (2,908)

OTHER INCOME (EXPENSE):
 SensorMedics settlement, net of settlement costs (Note 10)       1,438           975
 Interest expense                                                  (189)         (105)
                                                               --------      --------
   Total other income, net                                        1,249           870
                                                               --------      --------

LOSS BEFORE INCOME TAX BENEFIT                                   (9,119)       (2,038)

INCOME TAX BENEFIT (Note 5)                                          48           307
                                                               --------      --------

NET LOSS                                                       $ (9,071)     $ (1,731)
                                                               --------      --------
                                                               --------      --------
NET LOSS PER SHARE OF COMMON STOCK                             $  (3.56)     $   (.71)
                                                               --------      --------
                                                               --------      --------
WEIGHTED AVERAGE COMMON SHARES OUTSTANDING                        2,545         2,450
                                                               --------      --------
                                                               --------      --------

See notes to consolidated financial statements.

MEDICAL GRAPHICS CORPORATION

CONSOLIDATED STATEMENTS OF SHAREHOLDERS' EQUITY (IN THOUSANDS)
--------------------------------------------------------------

                                                        COMMON STOCK         ADDITIONAL     RETAINED
                                                    -------------------        PAID-IN      EARNINGS
                                                    SHARES       AMOUNT        CAPITAL      (DEFICIT)       TOTAL
BALANCE AT DECEMBER 31, 1994                         2,417        $121         $ 9,659       $ 2,995       $12,775

 Net loss                                                                                     (1,731)       (1,731)
 Common stock issued upon exercise of
  stock options                                         58           3             166                         169
 Common stock issued under Employee
  Stock Purchase Plan                                   21           1              96                          97
                                                     -----        ----         -------       -------       -------
BALANCE AT DECEMBER 31, 1995                         2,496         125           9,921         1,264        11,310

 Net loss                                                                                     (9,071)       (9,071)
 Common stock issued upon exercise of
  stock options                                         45           2             229                         231
 Common stock issued under Employee
  Stock Purchase Plan                                   18           1              74                          75
                                                     -----        ----         -------       -------       -------
BALANCE AT DECEMBER 31, 1996                         2,559        $128         $10,224       $(7,807)      $ 2,545
                                                     -----        ----         -------       -------       -------
                                                     -----        ----         -------       -------       -------

See notes to consolidated financial statements.

MEDICAL GRAPHICS CORPORATION

CONSOLIDATED STATEMENTS OF CASH FLOWS
YEARS ENDED DECEMBER 31, 1996 AND 1995 (IN THOUSANDS)
-----------------------------------------------------

                                                                                     1996         1995
CASH FLOWS FROM OPERATING ACTIVITIES:
 Net loss                                                                          $(9,071)     $(1,731)
 Adjustments to reconcile net loss to net cash used in operating activities:
  Depreciation                                                                         765          381
  Amortization, principally software production costs                                  276          189
  Provision for deferred taxes                                                                      148
  Changes in operating assets and liabilities:
   Accounts receivable                                                               4,368         (941)
   Inventory                                                                          (473)        (817)
   Prepaid expenses and other assets                                                   (12)          31
   Refundable income taxes                                                             443         (443)
   Accounts payable                                                                  2,573           59
   Employee compensation, other liabilities, and accrued expenses                      688            1
   Warranty reserve                                                                    323
   Deferred service contract revenue                                                  (168)          93
                                                                                   -------      -------
      Net cash used in operating activities                                           (288)      (3,030)

CASH FLOWS FROM INVESTING ACTIVITIES:
 Capital expenditures                                                                 (884)        (442)
 Software production costs                                                            (345)        (164)
                                                                                   -------      -------
      Net cash used in investing activities                                         (1,229)        (606)

CASH FLOWS FROM FINANCING ACTIVITIES:
 Borrowings under line of credit agreement                                           1,725        1,675
 Proceeds from stock options exercised                                                 231          169
 Proceeds from sale of common stock under employee stock purchase plan                  75           97
                                                                                   -------      -------
      Net cash provided by financing activities                                      2,031        1,941
                                                                                   -------      -------

INCREASE (DECREASE) IN CASH                                                            514       (1,695)

CASH AT BEGINNING OF YEAR                                                               31        1,726
                                                                                   -------      -------

CASH AT END OF YEAR                                                                $   545      $    31
                                                                                   -------      -------
                                                                                   -------      -------

See notes to consolidated financial statements.

MEDICAL GRAPHICS CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
YEARS ENDED DECEMBER 31, 1996 AND 1995 (IN THOUSANDS, EXCEPT PER SHARE AMOUNTS)
--------------------------------------------------------------------------------

1.  DESCRIPTION OF BUSINESS, LIQUIDITY AND SIGNIFICANT ACCOUNTING POLICIES

    BUSINESS - Medical Graphics Corporation (the Company) designs and produces innovative noninvasive diagnostic systems for the prevention, early detection, and cost-effective treatment of heart and lung disease.

    LIQUIDITY - The Company's working capital requirements for 1996 were met principally through amounts borrowed on the Company's line of credit and credit received from the Company's vendors. During the fourth quarter of 1996, the Company reached its borrowing base limit on its credit line, was under a forbearance agreement with the lender, and was delinquent in paying its vendors. Subsequent to December 31, 1996, the Company entered into the following transactions to improve its working capital position: obtained a new line of credit; entered into an agreement to issue $1,500 of Class A convertible stock; and reached vendor agreements which provide for payment of outstanding accounts payable balances in equal monthly installments for up to 36 months (see Note 11).

    CONSOLIDATION - The financial statements include the accounts of the Company and its wholly owned subsidiary, Medical Graphics Corporation, GmbH (MGCG). All intercompany transactions have been eliminated. In December 1996, the Board of Directors approved a plan to close MGCG (see Note 4).

    INVENTORIES - Inventories are valued at the lower of cost or market determined by the first-in, first-out method. The Company has a reserve of $1,678 and $271 recorded at December 31, 1996 and 1995, respectively, to reduce certain excess quantities and obsolete items to their net realizable value.

    EQUIPMENT AND FIXTURES - Equipment and fixtures are stated at cost. The Company provides for depreciation using straight-line and accelerated methods at rates designed to amortize the cost of equipment and fixtures over their estimated useful lives.

    SOFTWARE PRODUCTION COSTS - Software production costs are capitalized once technological feasibility has been established and all research and development activities for other components of the product are completed. Capitalized software production costs are amortized over three years using the straight-line method.

    SERVICE CONTRACTS - Amounts billed to customers under service contracts are deferred and recognized in income over the term of the agreement, and costs are recognized as incurred.

    INCOME TAXES - Income taxes are recorded under the liability method. Deferred income taxes are recorded to reflect the tax consequences in future years of differences between the basis of assets and liabilities for income tax and for financial reporting purposes using enacted tax rates in effect during the year in which the differences are expected to reverse.

    NET LOSS PER SHARE - Net loss per share of common stock is computed by dividing net loss by the weighted average number of common shares outstanding during each year. Common equivalent shares from stock options and warrants are excluded from the computation as their effect is antidilutive.

    SALES AND SEGMENT INFORMATION - The Company manufactures and sells its products to customers primarily in the medical field and operates in only one business segment. The Company grants its customers credit in connection with sales of its products. It performs periodic credit evaluations of its customers' financial condition and generally does not require collateral. The Company requires irrevocable letters of credit on sales to certain foreign customers. Receivables generally are due within 30 days for domestic customers. Credit losses relating to customers have consistently been within management's expectations. Export sales to foreign countries primarily in Europe and the Pacific Rim accounted for 27% and 28% of total sales in 1996 and 1995, respectively.

    USE OF ESTIMATES - The preparation of the consolidated financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the amounts reported in the financial statements and accompanying notes. Actual results could differ from the estimates.

    IMPAIRMENT OF LONG-LIVED ASSETS - The Company records losses on long-lived assets used in operations when indicators of impairment are present and the undiscounted cash flows estimated to be generated by those assets are less than the carrying amount.

2.  INVENTORIES

    At December 31, the Company's inventories consisted of the following components:

                                                           1996       1995

    Purchased components and work-in-process              $4,433     $3,746
    Finished goods                                         2,200      2,414
                                                          ------     ------
                                                          $6,633     $6,160
                                                          ------     ------
                                                          ------     ------

3.  EQUIPMENT AND FIXTURES

    At December 31, the Company's equipment and fixtures consisted of the following:

                                                           1996       1995

    Building improvements                                 $  722     $  619
    Computer equipment                                     1,387      1,337
    Manufacturing equipment                                  928        971
    Furniture and fixtures                                   820      1,005
                                                          ------     ------
    Total equipment and fixtures, at cost                  3,857      3,932
    Less accumulated depreciation                          2,531      2,725
                                                          ------     ------
                                                          $1,326     $1,207
                                                          ------     ------
                                                          ------     ------

4.  RESTRUCTURING RESERVE

    During December 1996, the Board of Directors approved the closing of the Company's subsidiary in Germany. The Company recorded a $700 charge to operations in the fourth quarter of 1996 related to expected exit costs. The major components of the provision are as follows:

    Inventory write-down                                    $250
    Employee severance                                       150
    Building and automobile rent terminations                150
    Accounts receivable write-down                           100
    Other                                                     50
                                                            ----
                                                            $700
                                                            ----
                                                            ----

5.  INCOME TAXES

    Significant components of the income tax benefits are as follows:

                                                           1996        1995

    Current:
      Federal                                             $(28)       $(443)
      State                                                (20)
                                                          -----       ------
                                                           (48)        (443)
    Deferred, primarily federal                                         136
                                                          -----       ------
    Income tax benefit                                    $(48)       $(307)
                                                          -----       ------
                                                          -----       ------

    Significant components of the Company's deferred tax assets and liabilities at December 31 are as follows:

                                                            1996      1995

Allowance for bad debts                                   $   176     $ 138
Inventory reserve                                             439       103
Warranty reserve                                              200        91
Restructuring reserve                                         238
Vacation accrual                                               77        35
Deferred service contract revenue                              35
Valuation allowance                                        (1,165)     (367)
                                                          -------     ------
Total current                                                   -         -

Tax in excess of book depreciation                                      (81)
Tax inventory capitalization                                  (14)       (8)
Capitalized software and patents                             (154)     (128)
Net operating loss and tax credit carryforwards             2,402       385
Valuation allowance                                        (2,234)     (168)
                                                          -------     ------
Total noncurrent                                                -         -
                                                          -------     ------
Net deferred tax assets                                   $     -     $   -
                                                          -------     ------
                                                          -------     ------

    Reconciliations of the Company's expected income tax benefits computed at the U.S. federal statutory tax rate to the income tax benefits recorded are as follows:

                                                            1996       1995

    Income tax benefit at statutory rate                  $(3,175)    $(693)
    Legal settlement, not taxable                                      (157)
    Foreign tax loss                                          172
    Increase of deferred tax asset valuation allowance      2,864       535
    Other                                                      91         8
                                                          --------    ------
                                                          $   (48)    $(307)
                                                          --------    ------
                                                          --------    ------

    As of December 31, 1996, the Company has federal and state net operating loss carryforwards of $6,041 and state research and development tax credits carryforwards of $36 for income tax purposes that expire from 2002 through 2011. Total income taxes paid were $26 and $165 in 1996 and 1995, respectively.

    The Company's income tax returns through December 31, 1995 have been examined by the Internal Revenue Service. The net impact of this examination resulted in additional income taxes of $238 and interest of $60. The additional income taxes which are due in 1997 as a result of this examination will be refunded in 1997 as a result of the carryback of 1996 net operating losses.

6.  LEASES

    The Company leases office and manufacturing facilities, automobiles, and various office accessories. The building lease expires in 2002, at which time the Company has an option to renew the lease for an additional four years. The Company has the option to purchase the building at the end of each lease expiration period at the building's fair market value.

    Future minimum lease payments under noncancelable operating leases with remaining terms of one year or more consisted of the following at December 31, 1996:

    Year ending December 31:
     1997                                                   $  497
     1998                                                      422
     1999                                                      397
     2000                                                      404
     2001                                                      354
     Thereafter                                                174
                                                            ------
                                                            $2,248
                                                            ------
                                                            ------

    Rent expense for the years ended December 31, 1996 and 1995 was $494 and $301, respectively.

7.  NOTE PAYABLE TO BANK

    At December 31, 1996, the Company had a working capital line of credit with a bank that provided for borrowings, based on available collateral as defined, of up to $3,500 with interest at prime plus 1-1/2% (9.75% at December 31, 1996). At December 31, 1995, the interest rate was prime, 8.5%. At December 31, 1996, the Company was in violation of the terms of the credit agreement and was under a forbearance agreement with the bank. This working capital line expired on March 31, 1997 (see Note 11). All borrowings were secured by the Company's accounts receivable and inventories. The Company had outstanding borrowings of $3,400 and $1,675 at December 31, 1996 and 1995, respectively. Total interest paid was $167 and $105 for the years ended December 31, 1996 and 1995.

8.  STOCK OPTIONS, EMPLOYEE STOCK PURCHASE PLAN AND 401(k)

    The Company has an Employee Incentive Stock Option Plan under which a total of 750 shares have been reserved for issuance, with 106 shares remaining reserved and unissued at December 31, 1996. Options are generally issued at prices not less than the fair market value at the date of grant and become exercisable over a one- to five-year period. Also, under the Option Plan, nonqualified options have been issued to members of the Board of Directors and certain nonemployees. These options become exercisable over a one- to five-year period following the date of grant.

    The Company also has a Nonemployee Director Stock Option Plan, which provides for the grant of nonqualified options for up to 150 shares of common stock to nonemployee members of the Board of Directors. Under the plan, an option to purchase ten shares of Common Stock will be granted automatically when an eligible director is first elected to the Board of Directors of the Company. An option to purchase 3 shares will be granted automatically following each Annual Meeting of the Shareholders in which the director is serving in office. After the director has served more than three years in office, the annual grant increases to 5 shares. The option exercise price per share will equal the fair market value of the common stock on the date of grant. All options granted under the plan become exercisable one year after the date of grant.

    A summary of the activity is as follows:

                                                Employee       Weighted                              Weighted
                                                Incentive       Average          Nonqualified         Average
                                              Stock Options    Exercise          Stock Options       Exercise
                                               Outstanding       Price            Outstanding          Price

    Balance at December 31, 1994                    231          $6.18               277               $6.88

      Granted                                        54           5.19                36                3.69
      Exercised                                     (34)          3.29               (30)               2.91
      Canceled or expired                           (30)          4.43               (52)               5.39
                                                    ---          -----               ---               -----
    Balance at December 31, 1995                    221           6.62               231                7.54

      Granted                                        95           5.87               165                5.52
      Exercised                                     (39)          4.50
      Canceled or expired                           (61)          8.51                (2)               3.50
                                                    ---          -----               ---               -----
    Balance at December 31, 1996                    216          $6.14               394               $6.72
                                                    ---          -----               ---               -----
                                                    ---          -----               ---               -----
    Exercisable at December 31, 1995                114          $7.60               183               $7.94
                                                    ---          -----               ---               -----
                                                    ---          -----               ---               -----
    Exercisable at December 31, 1996                 86          $6.70               210               $7.71
                                                    ---          -----               ---               -----
                                                    ---          -----               ---               -----

     The Company's Employee Stock Purchase Plan (the ESP Plan), a qualified plan pursuant to Internal Revenue Code Section 423, became effective in May 1993. The ESP Plan gives eligible employees an opportunity to purchase the Company's common stock, through payroll deductions not exceeding 15% of eligible compensation, at a per share price of 85% of the lesser of the fair value on the first day or the last day of each six-month purchase period. The six-month purchase periods begin on July 1 and January 1 of each year. Participating employees may purchase a maximum of five shares during each purchase period and no more than $25 of fair value of stock in each calendar year. A total of 200 shares have been authorized for issuance under the ESP Plan. Shares issued under the ESP Plan in 1996 and 1995 were 18 and 21 shares, respectively. The ESP Plan will terminate on January 1, 2003, unless extended by the Board of Directors.

     In 1996, the Company adopted Statement of Financial Accounting Standards
     (SFAS) No. 123, ACCOUNTING FOR STOCK-BASED COMPENSATION. The Company has elected to continue following the accounting guidance of Accounting Principles Board Opinion No. 25, ACCOUNTING FOR STOCK ISSUED TO EMPLOYEES, for measurement and recognition of stock-based transactions with employees. No compensation cost has been recognized for options issued under the stock option plans, because the exercise price of all options granted was at least equal to the fair value of the common stock on the date of the grant. Had compensation costs for the stock options issued to certain directors and employees and common stock issued under the ESP Plan been determined based on the fair value at the grant date, consistent with the provisions of SFAS No. 123, the Company's 1996 and 1995 pro forma net loss would have been $9,303 and $1,777, respectively, and net loss per share would have been $3.66 and $.73, respectively.

     The fair value of each option grant is estimated on the date of grant using the Black-Scholes option-pricing model with the following weighted average assumptions: dividend yield of 0%; a risk-free interest rate of 6.1% and 6.6% in 1996 and 1995, respectively; an expected life of 10 years; and expected volatility of 44%. The weighted average fair value of options issued in 1996 and 1995 was $3.76 and $3.56, respectively.

     Substantially all employees of the Company may participate in a defined contribution plan established under the provisions of Section 401(k) of the Internal Revenue Code. The plan generally provides for a contribution by the employee of up to 15% of their gross earnings with a 25% matching contribution by the Company on the first 6% of gross earnings. The expense of the plan was approximately $62 and $63 in 1996 and 1995, respectively.

9.   RELATED-PARTY TRANSACTIONS

     A current officer/former director of the Company is the president of ErgometRx Corporation and is the husband of an officer/Chairman of the Board of Directors who resigned in March 1997. ErgometRx Corporation possesses certain proprietary information and prototype hardware relating to an exercise bike used for stress testing and physical exercise. The Company has obtained an exclusive license to manufacture and sell products utilizing this proprietary information in certain markets under a five-year royalty agreement. Under this agreement, the Company paid royalties of $40 and $96 in 1996 and 1995, respectively. During 1996, the Company advanced ErgometRx Corporation approximately $165 in cash and products, which has been fully reserved for at December 31, 1996.

     An officer/Chairman of the Board of Directors of the Company who resigned in March 1997 is also the president of e-med.OnCall, Inc.. During 1996, the Chairman began a transition from the Company to e-med.OnCall, Inc.. As part of this transition, the Company transferred equipment with a net book value of approximately $75 to a new office for the Chairman and paid certain administrative expenses in the amount of approximately $60 with respect to that office. This office also serves as the office for e-med.OnCall, Inc.. All such amounts were recorded as administrative expense during 1996.

10.  LITIGATION

     During 1995, the Company was awarded a judgment of $4.35 million, related to a patent infringement suit against a competitor. The judgment was to be paid over an eight-year period. The Company received $975 after associated legal costs during 1995. The Company recorded the gain as cash was received due to uncertainty regarding the ultimate collectability of the judgment. During 1996, the competitor was acquired by a third party and pursuant to the terms of the settlement agreement, the Company received the net present value of the remaining payments. The Company received $1,438 after paying associated legal costs in 1996. As part of the original judgment, the Company retained the right to proceed against one of the competitors' insurers for an additional $250. The Company is unable to assess the likely outcome of this potential gain contingency at this time and has not recorded any amount related to the additional $250 in the consolidated financial statements.

     The Company is a defendant in various claims and litigation which are incidental to its business. Management is of the opinion that ultimate settlement of these matters will not have a material impact on its consolidated financial statements.

11.  SUBSEQUENT EVENTS

     In March 1997, the Company obtained a new credit agreement with Norwest Business Credit Inc. (NBCI) that provides for total borrowings, based on available collateral as defined, of up to $4,100, at the discretion of NBCI, and expires March 31, 2000. Total borrowings outstanding under the credit agreement are secured by the Company's accounts receivable and inventories. The credit agreement contains certain restrictive covenants, including maintenance of minimum net worth (as defined), debt to equity restrictions, earnings requirements, and debt service requirements as well as limitations on capital expenditures and payment of dividends. The credit line allows the Company to borrow up to 75% of eligible domestic accounts receivable, 40% of eligible domestic inventory (not to exceed $1,500), 90% of eligible foreign accounts receivable and 75% of eligible export inventory.

     Borrowings under the line of credit bear interest at the NBCI "base" rate plus 4.0% (12.25% at December 31, 1996). The "base" rate is equal to the interest rate publicly announced by Norwest Bank Minnesota, N.A. from time to time as its "base" rate. The line of credit contains a minimum monthly interest charge of $15. In addition, the Company granted to NBCI a three-year warrant to purchase 62.5 shares of the Company's common stock at an exercise price of $3.375 per share.

     In March 1997, the Company's Board of Directors authorized 500 shares of a new class of participating convertible stock (Class A stock). The Class A stock has voting rights and a liquidation preference of $3.375 per share over the common stock. Each share is currently convertible to one share of common stock. On March 31, 1997, the Company entered into a stock purchase agreement to issue 444 shares of the new class of stock at $3.375 per share. The Company received $500 on March 31, 1997 and the balance of $1,000 was received on April 15, 1997.

     Subsequent to December 31, 1996, the Company entered into financing arrangements with certain vendors which provide for payment of the outstanding balances in equal monthly installments for up to 36 months. The balances outstanding at December 31, 1996, which will be paid after December 31, 1997, have been classified as long-term accounts payable financed with vendors. The amounts due under the agreements are payable $1,742, $996, and $740, in 1997, 1998, and 1999, respectively.

ITEM 8. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

     During the quarter ended March 31, 1997, the Company filed a Report on Form 8-K reporting that it had dismissed Ernst & Young LLP as its principal independent auditor and on March 4, 1997 filed a Report on Form 8-K indicating that it had engaged Deloitte & Touche LLP as its independent auditors for the year ended December 31, 1996. The Reports on Form 8-K also indicated that there were no disagreements between the Company and Ernst & Young LLP on any matter with respect to accounting policies or practices. See Item 13.

                                    PART III

ITEM 9. DIRECTORS, EXECUTIVE OFFICERS, PROMOTERS AND CONTROL PERSONS; COMPLIANCE WITH SECTION 16(A) OF THE EXCHANGE ACT

     The information contained under the headings "Election of Directors", "Executive Officers of the Company", and "Section 16(a) Beneficial Ownership Reporting Compliance" in the Company's definitive proxy statement for its Annual Meeting of Shareholders, a definitive copy of which will be filed within 120 days of December 31, 1996, is hereby incorporated by reference.

ITEM 10.  EXECUTIVE COMPENSATION

     The information contained under the heading "Executive Compensation" in the Company's definitive proxy statement for its 1997 Annual Meeting of Shareholders, is hereby incorporated by reference.

ITEM 11.  SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

     The information contained under the heading "Security Ownership of Certain Beneficial Owners and Management" in the Company's definitive proxy statement for its 1997 Annual Meeting of Shareholders, is hereby incorporated by reference.

ITEM 12.  CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

     The information contained under the heading "Certain Transactions" in the Company's definitive proxy statement for its 1997 Annual Meeting of Shareholders, is hereby incorporated by reference.

ITEM 13.  EXHIBITS AND REPORTS ON FORM 8-K

(a)  EXHIBITS
                                INDEX TO EXHIBITS

                                                         PAGE NUMBER OR INCORPORATION
EXHIBIT NUMBER      DESCRIPTION                                BY REFERENCE TO
--------------      -----------                          ----------------------------
3.1              Restated Articles of Incorporation,     Exhibit 3(a) to Report on Form 10-KSB
                 as amended                              for the year ended December 31, 1991,
                                                         file no. 0-9899

3.2              Amended bylaws                          Exhibit 3(b) to Report on Form 10-KSB
                                                         for the year ended December 31, 1992,
                                                         file No. 0-9899

4.1              Certificate of Rights and Preferences
                 of Class A Stock of the Company

10.1             Seventh Amendment to Lease for          Exhibit 10(b) to Report on Form 10-KSB
                 350 Oak Grove Parkway, St. Paul,        for the year ended December 31, 1994,
                 Minnesota                               file no. 0-9899

10.2             Credit Agreement dated March 31, 1997
                 between the Company and Norwest Bank
                 Minnesota, N.A.

10.3             Credit and Security Agreement dated
                 March 31, 1997 between the Company
                 and Norwest Business Credit, Inc.

10.3.1           Letter Amendment dated April 14, 1997

10.4             Warrant between the Company
                 and Norwest Business Credit, Inc.
                 dated March 27, 1997

10.5*            1987 Stock Option Plan                  Exhibit 10(d) to Report on Form 10-KSB
                                                         for the year ended December, 31,
                                                         1992, file no. 0-9899


10.6             Sub-license Agreement between the       Exhibit 10(e) to Report on Form 10-KSB
                 company and ErgometRx                   for the year ended December 31, 1992,
                 Corporation (formally Scientific        file no 0-9899
                 Exercise Prescriptions
                 Incorporated), dated February 11,
                 1993

10.7             Warrant Agreement between
                 the Company and Catherine A.
                 Anderson dated March 25, 1997

10.8*            Non-Employee Director Stock             Exhibit 10(g) to Report on Form 10-KSB
                 Option Plan                             for the year ended December 31, 1992,
                                                         file no. 0-9899

10.9*            Stock Option Agreement between          Exhibit 10(h) to Report on Form 10-KSB
                 the Company and Donald C.               for the year ended December 31, 1993,
                 Wegmiller                               file no. 0-9899

10.10            Stock Purchase Agreement dated March
                 31, 1997 between the Company and
                 FAMCO II LLC

10.11            Registration Rights Agreement between
                 the Company and FAMCO II LLC

21.1             The Company has one wholly-owned subsidiary, Medical Graphics Corporation GmbH, located in Germany.

23.1             Independent Auditors' Consent of Deloitte & Touche LLP

23.2             Independent Auditors' Consent of Ernst & Young LLP

27.1             Financial Data Schedule


----------------------------------

*Indicates compensatory contract or arrangement

(b)  REPORTS ON FORM 8-K

     No reports on Form 8-K were filed during the three months ended December 31, 1996. During the quarter ended March 31, 1997, the Company filed a Report on Form 8-K reporting that it had dismissed Ernst & Young LLP as its principal independent auditor and on March 4, 1997 filed a Report on Form 8-K indicating that it had engaged Deloitte & Touche LLP as its independent auditors for the year ended December 31, 1996. The reports on Form 8-K also indicated that there were no disagreements between the Company and Ernst & Young LLP on any matter with respect to accounting policies or practices.

                                SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registration has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                       MEDICAL GRAPHICS CORPORATION



April 15, 1997                          /s/ Glenn D. Taylor
                                       -----------------------------------
                                        Glenn D. Taylor, President
                                        and Chief Executive Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities on the dates indicated.

Signature                            Title                            Date
---------                            -----                            ----
/s/ Mark W. Sheffert        Chairman of the Board                April 15, 1997
--------------------         and Director
Mark W. Sheffert


/s/ Glenn D. Taylor         President, Chief Executive            April 15, 1997
-------------------          Officer and Director (Principal
Glenn D. Taylor              Executive Officer)


/s/ Dale H. Johnson         Chief Financial Officer              April 15, 1997
-------------------          (Principal Financial and
Dale H. Johnson              Accounting Officer)


/s/ Anthony J. Adducci      Director                             April 15, 1997
----------------------
Anthony J. Adducci


/s/ Gerald T. Knight        Director                            April 15, 1997
--------------------
Gerald T. Knight


/s/ W. Edward McConaghay    Director                           April 15, 1997
------------------------
W. Edward McConaghay

/s/ Donald C. Wegmiller     Director                           April 15, 1997
-----------------------
Donald C. Wegmiller


/s/ John C. Penn            Director                           April 15, 1997
----------------
John C. Penn


/s/ John D. Wunsch          Director                           April 15, 1997
------------------
John D. Wunsch