Form 10KSB/A
period 1996-12-31
MEDICAL GRAPHICS CORP /MN/
filed 1997-05-15
CIK 352862

                       U.S. SECURITIES AND EXCHANGE COMMISSION
                                WASHINGTON, D.C. 20549

                                    FORM 10-KSB/A
                            AMENDMENT NO. 1 TO FORM 10-KSB

(Mark One)
/X/ Annual Report Pursuant to Section 13 or 15(d) of the Securities Exchange
    Act of 1934 for the fiscal year ended DECEMBER 31, 1996

/ / Transition report under Section 13 or 15(d) of the Securities Exchange Act
    of 1934 for the transition period from          to        .
                                           --------    -------

                            COMMISSION FILE NUMBER 0-9899

                             MEDICAL GRAPHICS CORPORATION
               (Exact name of registrant as specified in its charter)

                    MINNESOTA                             41-1316712
       -------------------------------              ----------------------
       (State or other jurisdiction of                (I.R.S. Employer
        incorporation or organization)              Identification Number)


                                350 OAK GROVE PARKWAY
                            SAINT PAUL, MINNESOTA  55127
                -----------------------------------------------------
                (Address of principal executive offices and Zip Code)

                      Issuer's telephone number:  (612) 484-4874

 Securities registered under Section 12(b) of the Exchange Act:   NONE
 Securities registered under Section 12(g) of the Exchange Act:

         COMMON STOCK, PAR VALUE $.05 PER SHARE   (Title of Class)

Check whether the issuer (1) filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been
subject to such filing requirements for the past 90 days.  Yes  X   No
                                                               ---     ---
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

The following Section is hereby amended to read as follows:

                         DOCUMENTS INCORPORATED BY REFERENCE

Portions of the Company's definitive Proxy Statement for the Annual Meeting of Shareholders, a copy of which is attached hereto as Exhibit 20.1, are incorporated by reference into Items 9, 10, 11 and 12 of Part III.

Transitional Small Business Disclosure Formats (check one):  Yes      No   X
                                                                 ---      ---
Part III, Items 9, 10, 11, 12 and 13 are hereby amended to read as follows:

ITEM 9. DIRECTORS, EXECUTIVE OFFICERS, PROMOTERS AND CONTROL PERSONS; COMPLIANCE WITH SECTION 16(a) OF THE EXCHANGE ACT

    The information contained under the headings "Election of Directors", "Executive Officers of the Company", and "Section 16(a) Beneficial Ownership Reporting Compliance" in the Company's definitive proxy statement for its 1997 Annual Meeting of Shareholders, a copy of which is attached hereto as Exhibit 20.1, is hereby incorporated by reference.


ITEM 10.  EXECUTIVE COMPENSATION

    The information contained under the heading "Executive Compensation" in the Company's definitive proxy statement for its 1997 Annual Meeting of Shareholders, a copy of which is attached hereto as Exhibit 20.1, is hereby incorporated by reference.


ITEM 11.  SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

    The information contained under the heading "Security Ownership of Certain Beneficial Owners and Management" in the Company's definitive proxy statement for its 1997 Annual Meeting of Shareholders, a copy of which is attached hereto as Exhibit 20.1, is hereby incorporated by reference.


ITEM 12.  CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

    The information contained under the heading "Certain Transactions" in the Company's definitive proxy statement for its 1997 Annual Meeting of Shareholders, a copy of which is attached hereto as Exhibit 20.1, is hereby incorporated by reference.


ITEM 13.  EXHIBITS AND REPORTS ON FORM 8-K

(A) EXHIBITS
                                  INDEX TO EXHIBITS


Exhibit                                         Page Number or Incorporation
Number   Description                                   by Reference to
------   -----------                            -----------------------------
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

10.10    Stock Purchase Agreement dated March
         31, 1997 between the Company and
         FAMCO II LLC

10.11    Registration Rights Agreement between

         the Company and FAMCO II LLC

20.1     Proxy Statement for the 1997 Annual
         Meeting of Shareholders

21.1     The Company has one wholly-owned
         subsidiary, Medical Graphics
         Corporation GmbH, located in Germany.

23.1     Independent Auditors' Consent of
         Deloitte & Touche LLP

23.2     Independent Auditors' Consent of Ernst
         & Young LLP

27.1     Financial Data Schedule
_____________________________
*Indicates compensatory contract or arrangement

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

                                       MEDICAL GRAPHICS CORPORATION


May 15, 1997                           /s/ Glenn D. Taylor
                                       -----------------------------
                                       Glenn D. Taylor, President
                                       and Chief Executive Officer


Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities on the dates indicated.

Signature                    Title                         Date
---------                    -----                         ----

/s/ Mark W. Sheffert         Chairman of the Board         May 15, 1997
------------------------     and Director
Mark W. Sheffert


/s/ Glenn D. Taylor          President, Chief Executive    May 15, 1997
------------------------     Officer and Director
Glenn D. Taylor              (Principal Executive
                             Officer)

/s/ Dale H. Johnson          Chief Financial Officer       May 15, 1997
------------------------     (Principal Financial and
Dale H. Johnson              Accounting Officer)


/s/ Anthony J. Adducci       Director                      May 15, 1997
------------------------
Anthony J. Adducci


/s/ Gerald T. Knight         Director                      May 15, 1997
------------------------
Gerald T. Knight


/s/ W. Edward McConaghay     Director                      May 15, 1997
------------------------
W. Edward McConaghay


/s/ Donald C. Wegmiller      Director                      May 15, 1997
------------------------
Donald C. Wegmiller


/s/ John C. Penn             Director                      May 15, 1997
------------------------
John C. Penn


/s/ John D. Wunsch           Director                      May 15, 1997
------------------------
John D. Wunsch