Form 10-Q
period 1997-03-31
MEDICAL GRAPHICS CORP /MN/
filed 1997-05-15
CIK 352862

                    U. S. SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                   FORM 10-QSB

(X) QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 For the quarterly period ended March 31, 1997

                                       OR

( ) TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

               For the transition period from ______ to _________

                         Commission file number  0-9899



                          MEDICAL GRAPHICS CORPORATION
        (Exact name of small business issuer as specified in its charter)

           MINNESOTA                                           41-1316712
(State of other jurisdiction of                             (I.R.S. Employer
incorporation or organization)                             Identification No.)

            350 OAK GROVE PARKWAY, SAINT PAUL, MINNESOTA  55127-8599
                    (Address of principal executive offices)

       Registrant's telephone number, including area code: (612) 484-4874


Indicate by check mark whether the issuer (1) filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.
     Yes    X       No
          -----        -----

As of May 8, 1997, the Company had outstanding 2,601,041 shares of Common Stock, $.05 par value, and 444,445 shares of Class A Stock, $.05 par value.

Transitional Small Business Disclosure Format:   Yes        No   X
                                                     -----     -----

PART I: FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

                          MEDICAL GRAPHICS CORPORATION
                                 BALANCE SHEETS
                                 (in thousands)


                                                          March 31, 1997         Dec. 31, 1996
                                                          --------------         -------------
                                                           (Unaudited)
ASSETS
CURRENT ASSETS:
   Cash                                                      $     630            $    545
   Accounts receivable, net of allowance for
      doubtful accounts of $427 and $496                         4,077               4,814

   Inventories:
      Purchased components and work in process                   3,646               4,433
      Finished goods                                             1,664               2,200
                                                             ---------            --------
                                                                 5,310               6,633

   Prepaid expenses                                                328                 193
                                                             ---------            --------
      Total Current Assets                                      10,345              12,185
                                                             ---------            --------

EQUIPMENT AND FIXTURES                                           3,869               3,857
   Less accumulated depreciation                                 2,672               2,531
                                                             ---------            --------
                                                                 1,197               1,326

SOFTWARE PRODUCTION COSTS, NET of
   accumulated amortization of $1,052 and $989                     472                 472
OTHER ASSETS                                                        18                  20
                                                             ---------            --------
                                                             $  12,032            $ 14,003
                                                             ---------            --------
                                                             ---------            --------
LIABILITIES AND SHAREHOLDERS' EQUITY
CURRENT LIABILITIES:
   Accounts payable                                             $3,000              $2,663
   Note payable                                                  2,496               3,400
   Employee compensation                                           748                 978
   Deferred service contract revenue                               934                 988
   Warranty reserve                                                715                 563
   Other liabilities and accrued expenses                        1,124               1,130
                                                             ---------            --------
      Total Current Liabilities                                  9,017               9,722

   COMMITMENTS AND CONTINGENCIES

   LONG-TERM ACCOUNTS PAYABLE
      FINANCED WITH VENDORS                                      1,636               1,736
                                                             ---------            --------
   SHAREHOLDERS' EQUITY
      Class A stock; liquidation preference
        of $3.375 per share                                          7                 ---
      Common stock                                                 130                 128
      Additional paid-in capital                                11,376              10,224
      Retained deficit                                        (10,134)             (7,807)
                                                             ---------            --------
                                                                 1,379               2,545
                                                             ---------            --------
                                                             $  12,032            $ 14,003
                                                             ---------            --------
                                                             ---------            --------

See accompanying notes to financial statements


                                       (2)

                          MEDICAL GRAPHICS CORPORATION
                            STATEMENTS OF OPERATIONS
                               FIRST QUARTER 1997

                                   (UNAUDITED)
                      (in thousands, except per share data)


                                                  Three Months Ended March 31
                                                  ---------------------------
                                                      1997           1996
                                                    --------       --------
REVENUES:
  Equipment sales                                     $3,623         $3,845
  Service and supplies revenue                         1,134          1,250
                                                    --------       --------
     Total revenues                                    4,757          5,095

COST OF GOODS SOLD:
  Cost of equipment sales                              2,463          2,399
  Cost of service and supplies revenue                   755            660
                                                    --------       --------
     Total cost of goods sold                          3,218          3,059
                                                    --------       --------
  Gross margin                                         1,539          2,036

OPERATING EXPENSES:
  Selling                                              1,539          1,614
  General and administrative                             374            609
  Research and development                               522            457
  Provision for restructuring                          1,346            ---
                                                    --------       --------
                                                       3,781          2,680
                                                    --------       --------

LOSS FROM OPERATIONS                                  (2,242)          (644)

INTEREST EXPENSE                                          85             31
                                                    --------       --------
LOSS BEFORE INCOME TAX BENEFIT                        (2,327)          (675)

INCOME TAX BENEFIT                                       ---             60
                                                    --------       --------
NET LOSS                                            $ (2,327)      $   (615)
                                                    --------       --------
                                                    --------       --------
NET LOSS PER SHARE OF COMMON STOCK                  $  (0.91)      $  (0.24)
                                                    --------       --------
                                                    --------       --------
WEIGHTED AVERAGE COMMON SHARES
   OUTSTANDING                                         2,569          2,538
                                                    --------       --------
                                                    --------       --------


See accompanying notes to financial statements


                                       (3)

                            STATEMENTS OF CASH FLOWS
                               FIRST QUARTER 1997

                                   (UNAUDITED)

                                 (in thousands)

                                                   Three  Months Ended March 31
                                                   ----------------------------
                                                       1997           1996
                                                    --------       --------
CASH FLOWS FROM OPERATING ACTIVITIES:
 Net loss                                            $(2,327)        $ (615)

 Adjustments to reconcile net loss to
    net cash provided by operating activities:

    Issuance of common stock warrants                    608            ---
    Depreciation                                         141            109
    Amortization                                          63             61
    Changes in operating assets and liabilities:
        Accounts receivable                              737          2,065
        Inventory                                      1,323           (525)
        Prepaid expenses and other assets               (133)             3
        Accounts payable and accrued expenses            101             74
        Warranty reserve                                 152            ---
        Deferred service contract revenue                (54)           100
                                                    --------       --------
          Net cash provided by operating activities      611          1,272
                                                    --------       --------
CASH FLOWS FROM INVESTING ACTIVITIES:
   Software production costs                             (63)           (54)
   Capital expenditures                                  (12)          (164)
                                                    --------       --------
          Net cash used in investing activities          (75)          (218)

CASH FLOWS FROM FINANCING ACTIVITIES:
    Net payment on bank line of credit                (3,400)        (1,000)
    Proceeds from new bank line of credit              2,496            ---
    Long-term accounts payable financed with vendors    (100)           ---
    Proceeds from issuances of stock                     553            122
                                                    --------       --------
          Net cash used in financing activities         (451)          (878)
                                                    --------       --------
NET INCREASE IN CASH                                      85            176

CASH AT BEGINNING OF PERIOD                              545             31
                                                    --------       --------
CASH AT END OF PERIOD                                $   630         $  207
                                                    --------       --------
                                                    --------       --------

See accompanying notes to financial statements


                                       (4)

                          NOTES TO FINANCIAL STATEMENTS
                                 March 31, 1997
                                   (Unaudited)

1.  Management Opinion

The financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-QSB and Rule 10-01 of Regulation S-X. Accordingly, they do not include all of the information and notes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments considered necessary for a fair presentation of results have been included. The Balance Sheet at December 31, 1996 was derived from the audited financial statements at that date. Operating results for the three-month period ended March 31, 1997 are not necessarily indicative of the results that may be expected for the year ended December 31, 1997. For further information, refer to the financial statements and notes thereto included in the Company's Annual Report on Form 10-KSB for the fiscal year ended December 31, 1996.

2.  Provision for Restructuring

During the quarter ended March 31, 1997, the Company implemented a restructuring plan which included the termination of certain employees and the renegotiation of the Company's bank line of credit. Employee severance, bank fees, and related legal, consulting and accounting expenses totaled $1,346,000.


                                       (5)

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

FORWARD LOOKING STATEMENT

Statements included in this Quarterly Report on Form 10-QSB that are not historical or current facts are "forward-looking statements" made pursuant to the safe harbor provision of the Private Securities Litigation Reform Act of 1995 and are subject to certain risks and uncertainties that could cause actual results to differ materially. Among these risks and uncertainties are ( i ) the fact that the Company has incurred losses of $2,327,000 in the three months ended March 31, 1997, $9,071,000 in 1996 and $1,731,000 in 1995; ( ii ) the
ability of the Company's distributors to successfully market and sell the Company's product in markets outside the United States; ( iii ) the Company's ability to successfully market its product in the United States at a favorable margin in light of significant price competition in the industry; ( iv ) the extent to which physicians and health plan administrators are motivated to use non-invasive diagnostic testing to detect early signs of disease; ( v ) the Company's ability to successfully upgrade the Company's product software systems to a Windows-Registered Trademark- environment; and (vi ) the Company's ability to develop future products which are technologically advanced and accepted by the marketplace.

RESULTS OF OPERATIONS

The Company recorded a net loss of $2,327,000, or 91 cents per share, compared with a net loss of $615,000, or 24 cents per share, in the same period last year. However, first quarter 1997 losses include a one-time restructuring charge of $1,346,000, or 52 cents per share.

Excluding these one-time restructuring charges, the Company's $981,000 loss from operations shows significant improvement compared to the $7,349,000 operating loss in the fourth quarter of 1996 which included a one-time charge of $3,100,000. This improvement is a result of an aggressive expense reduction plan implemented during the first quarter.

REVENUES

Revenues for the quarter decreased 6.6% to $4,757,000 from $5,095,000 in 1996. Although domestic revenues increased 12.7%, European revenue declined due to closing of the Company's German subsidiary on December 31, 1996. Revenue was also adversely affected by the lingering effects of working capital constraints experienced during the fourth quarter of 1996. On April 15, 1997, the Company announced that Oxford Instruments GmbH will be its exclusive distributor and service agent in Germany.

GROSS MARGIN

The Company showed progress in improving gross margin. While continuing price competition resulted in a gross margin of 32.4% in the first quarter of 1997, compared with 40.0% in the first quarter of 1996, it was an improvement over the 27.8% achieved during the entire 1996 fiscal year and a substantial improvement over the negative 22% in the fourth quarter of 1996. These improvements are due to better inventory management and reductions in manufacturing overhead.


                                       (6)

SELLING

Selling expenses decreased 4.6% to $1,539,000 in the first quarter of 1997 from $1,614,000 in the first quarter of 1996. This decrease was the result of cost containment measures imposed in 1997. As a percentage of revenues, selling expenses increased to 32.4% in 1997 from 31.7% in 1996.

GENERAL AND ADMINISTRATIVE

General and administrative expenses decreased 38.6% to $374,000 in the first quarter of 1997 from $609,000 in the first quarter of 1996 and, as a percentage of revenues, decreased to 7.9% in 1997 from 12.0% in 1996. These decreases were the result of certain one-time recruiting and employee relocation expenses incurred in the first quarter of 1996, which were not repeated in 1997.

RESEARCH AND DEVELOPMENT

Research and development expenses increased 14.2% to $522,000 in the first quarter of 1997 from $457,000 in the first quarter of 1996 and, as a percentage of revenues, increased to 10.9% in 1997 from 9.0% in 1996. These increases were primarily due to increased expenditures to upgrade equipment product software systems to a Windows-Registered Trademark- environment and to improve quality control.

PROVISION FOR RESTRUCTURING

Restructuring expenses of $1,346,000 included legal, accounting and consulting expenses; employee severance; and refinancing costs.

LIQUIDITY AND FINANCIAL RESOURCES

At March 31, 1997, the Company had cash of $630,000 and working capital of $1,328,000.

During the quarter ended March 31, 1997, major sources and uses of cash were as follows:
- $737,000 in cash was generated through aggressive collection efforts on accounts receivable;
- inventory was reduced by $1,323,000 through improvements in inventory management;
-    $553,000 was raised through the issuance of equity securities; and
-    borrowings under the line of credit were reduced by $904,000.

In March 1997, the Company obtained a new credit agreement with Norwest Business Credit, Inc. (Norwest) that provides for total borrowings, based on available collateral, as defined, of up to $4,100,000 at the discretion of Norwest and expires March 31, 2000. Total borrowings outstanding under the credit agreement are secured by the Company's accounts receivable and inventories. The credit agreement contains certain restrictive covenants, including maintenance of minimum net worth (as defined), debt to equity restrictions, earnings requirements, and debt service requirements as well as limitations on capital expenditures and payment of dividends. The credit line allows the Company to borrow up to 75% of eligible domestic accounts receivable, 40% of eligible domestic inventory (not to exceed $1,500,000), 90% of eligible foreign accounts receivable and 75% of eligible export inventory.


                                       (7)

Borrowings under the line of credit bear interest at the Norwest "base" rate plus 4.0% (12.50% at March 31, 1997). The "base" rate is equal to the interest rate publicly announced by Norwest Bank Minnesota, N.A. from time to time as its "base" rate. The line of credit contains a minimum monthly interest charge of $15,000. In addition, the Company granted to Norwest a forty-two month warrant to purchase 62,500 shares of the Company's Common Stock at an exercise price of $3.375 per share.

The Company has no material commitments for capital expenditures.

The Company believes that current working capital combined with projected revenues, the bank line of credit, and the equity investment discussed in Part II Item 2 below will provide sufficient working capital through 1997.


                                       (8)

                             PART II - OTHER INFORMATION

ITEM 1.  LEGAL PROCEEDINGS

The Company is a defendant in various claims and litigation which are incidental to its business. Management is of the opinion that ultimate settlement of these matters will not have a material impact on its financial statements.

ITEM 2. CHANGE IN SECURITIES

In March 1997, the Company's Board of Directors authorized 500,000 shares of a new class of participating convertible stock (Class A stock). The Class A stock has voting rights equal to the Company's Common Stock and a liquidation preference of $3.375 per share over the Common Stock. Each share is currently convertible to one share of Common Stock. On March 31, 1997, FAMCO II LLC ("FAMCO"), a Minnesota limited liability corporation, agreed to purchase 444,445 shares of the Company's Class A Stock for $1,500,000 ($3.375 per share). FAMCO purchased 148,148 shares for $500,000 on March 31, 1997 and the additional 296,297 shares for $1,000,000 on April 15, 1997. FAMCO is managed by Family Financial Strategies, Inc.

In addition, in connection with the Company's entering into a new credit facility with Norwest Business Credit, Inc. ("Norwest") as described in this Form 10-QSB, the Company granted Norwest a warrant to purchase 62,500 shares of Common Stock at a price of $3.375 per share. The warrant expires on September 30, 2000.

The Company also granted a warrant to purchase 130,000 shares at a price of $4.00 to the former chairman of the Company in connection with the chairman's agreement to provide certain consulting services to the Company. The warrant expires March 31, 2000. The Company also issued 30,000 shares of Common Stock and granted to its new chairman a warrant to purchase 150,000 shares of Common Stock at a price of $3.375 per share. The warrant expires on March 31, 2002.

The Company believes that each of the foregoing transactions was exempt under
Section 4(2) of the Securities Act of 1933 and Rule 506 under Regulation D under the Securities Act of 1933.

ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K

(a)  Exhibits List

     Exhibit 27 - Financial Data Schedule

(b)  Reports on Form 8-K

     On January 23, 1997, the Company filed a Report on Form 8-K reporting that it had dismissed Ernst & Young LLP as its principal independent auditor and on March 4, 1997 filed a Report on Form 8-K indicating that it had engaged Deloitte & Touche LLP as its independent auditors for the year ended December 31, 1996. The Reports on Form 8-K also indicated that there were no disagreements between the Company and Ernst & Young LLP on any matter with respect to accounting policies or practices.


                                       (9)

                                   SIGNATURES

In accordance with the requirements of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.


Medical Graphics Corporation
----------------------------
      (Registrant)



Date May 14, 1997                       /s/ Glenn D. Taylor
     ------------                       ---------------------------------------
                                        Glenn D. Taylor, President and Chief
                                        Executive Officer (Principal Executive
                                        Officer)

Date May 14, 1997                       /s/ Dale H. Johnson
     ------------                       ---------------------------------------
                                        Dale H. Johnson, Chief Financial Officer
                                        (Chief Accounting Officer)


                                      (10)

                                INDEX TO EXHIBITS

Exhibit
Number            Description
--------          -----------
 27               Financial Data Schedule




                                      (11)