Form 10QSB
period 1997-06-30
MEDICAL GRAPHICS CORP /MN/
filed 1997-08-13
CIK 352862

                 U. S. SECURITIES AND EXCHANGE COMMISSION
                          Washington, D.C. 20549

                                 FORM 10-QSB

(X) QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 For the quarterly period ended June 30, 1997

                                      OR

( ) TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

                For the transition period from ________ to ________

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

As of August 7, 1997, the Company had outstanding 2,605,475 shares of Common Stock, $.05 par value, and 444,445 shares of Class A Stock, $.05 par value.

Transitional Small Business Disclosure Format: Yes        No  X
                                                  -------   -------

                    PART I: FINANCIAL INFORMATION
ITEM 1. FINANCIAL STATEMENTS

                     MEDICAL GRAPHICS CORPORATION
                             BALANCE SHEETS
                               (UNAUDITED)
                             (IN THOUSANDS)

                                                    June 30, 1997   Dec. 31, 1996
                                                    -------------   -------------
ASSETS
CURRENT ASSETS:
   Cash                                                  $   274         $   545
   Accounts receivable, net of allowance for
      doubtful accounts of $279 and $496                   4,230           4,814
   Inventories:
      Purchased components and work in process             2,114           4,433
      Finished goods                                       2,437           2,200
                                                    -------------   -------------
                                                           4,551           6,633
   Prepaid expenses                                          245             193
                                                    -------------   -------------
      Total Current Assets                                 9,300          12,185

EQUIPMENT AND FIXTURES                                     3,943           3,857
   Less:  accumulated depreciation                         2,817           2,531
                                                    -------------   -------------
                                                           1,126           1,326

SOFTWARE PRODUCTION COSTS, net of
   accumulated amortization of $734 and $989                 447             472

OTHER ASSETS                                                  17              20
                                                    -------------   -------------
                                                         $10,890         $14,003
                                                    -------------   -------------
                                                    -------------   -------------

LIABILITIES AND SHAREHOLDERS' EQUITY
CURRENT LIABILITIES:
   Accounts payable                                       $1,085          $  921
   Accounts payable financed with vendors - current        1,598           1,742
   Bank line of credit                                     1,917           3,400
   Employee compensation                                     820             978
   Deferred service contract revenue                         899             988
   Warranty reserve                                          720             563
   Other liabilities and accrued expenses                    961           1,130
                                                    -------------   -------------
      Total Current Liabilities                            8,000           9,722

 COMMITMENTS AND CONTINGENCIES

 LONG-TERM ACCOUNTS PAYABLE
    FINANCED WITH VENDORS                                  1,409           1,736

 SHAREHOLDERS' EQUITY
    Class A stock; liquidation preference
         of $3.375 per share                                  22            --
    Common stock                                             130             128
    Additional paid-in capital                            12,327          10,224
     Retained deficit                                    (10,998)         (7,807)
                                                    -------------   -------------
                                                           1,481           2,545
                                                    -------------   -------------
                                                         $10,890         $14,003
                                                    -------------   -------------
                                                    -------------   -------------


See accompanying notes to financial statements

                                      (2)

                             MEDICAL GRAPHICS CORPORATION
                              STATEMENTS OF OPERATIONS

                                     (UNAUDITED)
                      (in thousands, except per share data)


                                       Three Months Ended            Six Months Ended
                                            June 30,                      June 30,
                                     ---------------------        ----------------------
                                       1997          1996           1997           1996
                                     ------        -------        -------        -------
REVENUES:
  Equipment sales                    $3,773        $ 4,185        $ 7,396        $ 8,030
  Service and supplies revenues       1,240          1,123          2,374          2,373
                                     ------        -------        -------        -------
    Total revenues                    5,013          5,308          9,770         10,403

COST OF REVENUES                      3,086          3,094          6,304          6,153
                                     ------        -------        -------        -------

  Gross margin                        1,927          2,214          3,466          4,250

OPERATING EXPENSES:
  Selling and marketing               1,531          1,892          3,070          3,505
  General and administrative            510          1,026            884          1,635
  Research and development              537            564          1,059          1,021
  Provision for restructuring           150           --            1,496            --
                                     ------        -------        -------        -------
                                      2,728          3,482          6,509          6,161
                                     ------        -------        -------        -------

LOSS FROM OPERATIONS                   (801)        (1,268)        (3,043)        (1,911)

NONOPERATING INCOME (EXPENSE)
  SensorMedics settlement income         --            121           --              121
  Interest expense                      (63)           (32)          (148)           (64)
                                     ------        -------        -------        -------

LOSS BEFORE INCOME TAXES               (864)        (1,179)        (3,191)        (1,854)

INCOME TAX BENEFIT                      ---          ---             --              (60)
                                     ------        -------        -------        -------

 NET LOSS                            $ (864)       $(1,179)       $(3,191)       $(1,794)
                                     ------        -------        -------        -------
                                     ------        -------        -------        -------

NET LOSS PER SHARE
   OF COMMON STOCK                   $(0.29)       $ (0.47)       $ (1.15)        $(0.71)
                                     ------        -------        -------        -------
                                     ------        -------        -------        -------

WEIGHTED AVERAGE
  COMMON SHARES OUTSTANDING           2,997          2,533          2,783         2,530
                                     ------        -------        -------        -------
                                     ------        -------        -------        -------


See accompanying notes to financial statements

                                      (3)

                            MEDICAL GRAPHICS CORPORATION
                              STATEMENTS OF CASH FLOWS

                                     (UNAUDITED)

                                   (in thousands)


                                                               Three Months Ended             Six  Months Ended
                                                                     June 30,                      June 30,
                                                              --------------------          --------------------
                                                                1997        1996              1997         1996
                                                              --------     -------          -------      -------
CASH FLOWS FROM OPERATING ACTIVITIES:
  Net loss                                                    $  (864)     $(1,179)         $(3,191)     $(1,794)
  Adjustments to reconcile net loss to
    net cash provided by operating activities:
    Issuance of common stock warrants                             --          --                608          --
    Depreciation                                                  145          115              286          224
    Amortization                                                  103           64              166          125
    Changes in operating assets and liabilities:
      Accounts receivable                                        (153)        (236)             584        1,829
      Inventory                                                   759         (638)           2,082       (1,163)
      Prepaid expenses and other assets                            84         (338)             (49)        (336)
      Accounts payable and accrued expenses                      (508)         439             (407)         513
      Warranty reserve                                              5          --               157          --
      Income taxes                                                --           443              --           443
      Deferred service contract revenue                           (35)         (68)             (89)          31
                                                              --------     -------          -------      -------
        Net cash provided by (used in) operating activities      (464)      (1,398)             147         (128)
                                                              --------     -------          -------      -------

CASH FLOWS FROM INVESTING ACTIVITIES:
  Software production costs                                       (78)         (59)            (141)        (113)
  Capital expenditures                                            (74)        (343)             (86)        (506)
                                                              --------     -------          -------      -------
        Net cash used in investing activities                    (152)        (402)            (227)        (619)
                                                              --------     -------          -------      -------

CASH FLOWS FROM FINANCING ACTIVITIES:
  Net borrowings (payment) on bank line of credit                 --         1,525           (3,400)         525
  Net borrowings (payment) on new bank line of credit            (579)         --             1,917         --
  Payments on long-term accounts payable financed
    with vendors                                                 (127)         --              (227)        --
  Net proceeds from issuances of stock                            966          102            1,519          225
                                                              --------     -------          -------      -------

    Net cash provided by (used in) financing activities           260        1,627             (191)         750
                                                              --------     -------          -------      -------

NET INCREASE (DECREASE) IN CASH                                  (356)        (173)            (271)           3

CASH AT BEGINNING OF PERIOD                                       630          207              545           31
                                                              --------     -------          -------      -------

CASH AT END OF PERIOD                                           $ 274       $   34           $  274       $   34
                                                              --------     -------          -------      -------
                                                              --------     -------          -------      -------


See accompanying notes to financial statements

                                      (4)

                         NOTES TO FINANCIAL STATEMENTS
                               June 30, 1997
                                (Unaudited)

1.   MANAGEMENT OPINION
The financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-QSB and Rule 10-01 of Regulation S-X. Accordingly, they do not include all of the information and notes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments considered necessary for a fair presentation of results have been included. The balance sheet at December 31, 1996 was derived from the audited financial statements as of that date. Operating results for the three- and six-month periods ended June 30, 1997 are not necessarily indicative of the results that may be expected for the year ended December 31, 1997. For further information, refer to the financial statements and notes thereto included in the Company's Annual Report on Form 10-KSB for the fiscal year ended December 31, 1996.

2.   RECLASSIFICATIONS
Certain amounts in the Company's Form 10-QSB for the three- and six-month periods ended June 30, 1996 have been reclassified to conform to 1997 presentation. These reclassifications had no effect on net loss or shareholders' equity as previously reported.

3.   PROVISION FOR RESTRUCTURING
During the quarter ended March 31, 1997, the Company implemented a restructuring plan which included the termination of certain employees and the renegotiation of the Company's bank line of credit. Expenses incurred during the quarter ended June 30, 1997 associated with this restructuring for related severance, legal, consulting and accounting expenses which were not accrued at March 31, 1997 totaled $150,000.

4.   ISSUANCE OF CLASS A CONVERTIBLE STOCK
On March 31, 1997, FAMCO II LLC ("FAMCO"), a Minnesota limited liability corporation, agreed to purchase 444,445 shares of the Company's Class A Stock for $1,500,000 ($3.375 per share). FAMCO purchased 148,148 shares for $500,000 on March 31, 1997 and the remaining 296,297 shares for $1,000,000 on April 15, 1997. FAMCO is managed by Family Financial Strategies, Inc.

5.   AMENDMENT TO BANK LINE OF CREDIT
In June 1997, the Company amended certain financial covenants to its line of credit agreement. As of June 30, 1997, the Company was in compliance with all covenants pursuant to the amended line of credit agreement.

6.   NEW ACCOUNTING PRONOUNCEMENTS
In February 1997, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards No. 128 (SFAS 128) "Earnings Per Share," which is effective for periods ending after December 15, 1997. SFAS revises the standards for computing and presenting earnings per share (EPS). The Company will continue to apply APB Opinion No. 15 to compute the EPS through the effective date. EPS for the six months ended June 30, 1997 computed under SFAS 128 is not expected to be materially different than EPS computed under APB Opinion No. 15.

                                      (5)

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

FORWARD LOOKING STATEMENT

Statements included in this Quarterly Report on Form 10-QSB that are not historical or current facts are "forward-looking statements" made pursuant to the safe harbor provision of the Private Securities Litigation Reform Act of 1995 and are subject to certain risks and uncertainties that could cause actual results to differ materially. Among these risks and uncertainties are ( i ) the fact that the Company has incurred losses of $864,000 for the three months ended June 30, 1997; $2,327,000 for the three months ended March 31, 1997; and losses of $9,071,000 and $1,731,000 for the fiscal years ended December 31, 1996 and 1995, respectively; ( ii ) the ability of the Company's distributors to successfully market and sell the Company's product in markets outside the United States; ( iii ) the Company's ability to successfully market its product in the United States at a favorable margin considering significant price competition in the industry; ( iv ) the extent to which physicians and health plan administrators are motivated to use non-invasive diagnostic testing to detect early signs of disease; ( v ) the Company's ability to successfully upgrade the Company's product software systems to a Windows-Registered Trademark- environment; and ( vi ) the Company's ability to develop future products which are technologically advanced and accepted by the marketplace.

RESULTS OF OPERATIONS

For the three-months ended June 30, 1997, the Company recorded a net loss of $864,000, which includes a restructuring charge of $150,000, compared to a net loss of $1,179,000 for the same period in 1996. For the six months ended June 30, 1997, the Company incurred a net loss of $3,191,000, which includes restructuring charges of $1,496,000, compared to a net loss of $1,794,000 in 1996.

REVENUES

Revenues consist of equipment sales and service and supplies revenues. Equipment sales reflect revenues from the Company's pulmonary function analysis systems, gas exchange testing systems and sleep diagnostic systems. Service and supplies revenues reflect contract revenues from extended warranties, revenues from non- warranty service visits, and aftermarket sales of peripherals and supplies.

Revenues decreased 5.6% to $5,013,000 from $5,308,000 in the fiscal 1996 second quarter. Although domestic revenues increased 3.0%, International revenue declined 30.9%. Revenues for the first six months of 1997 decreased 6.1% to $9,770,000 from $10,403,000 in 1996, as a result of a 7.7% year-
to-date increase in domestic revenues offset by a 34.0% decrease in international revenues. International revenues decreased in part as a result of the closing of the Company's German subsidiary in December 1996.

On April 1, 1997, the Company entered into a Letter Agreement with
Oxford Instruments GmbH ("Oxford") to be the Company's distributor in Germany. Subsequent to the completion of the Letter Agreement, however, the Company and Oxford were unable to agree on terms for a final distribution agreement and, therefore, the Company is seeking other distribution alternatives in Europe. Nevertheless, the Company's international sales for the three and six months ended June 30, 1997 were $1,098,000 and $1,982,000, respectively.

                                      (6)

GROSS MARGIN

While gross margins are slightly lower for the three- and six- month periods ended June 30, 1997 compared to 1996, gross margin trends continued to improve compared to the first quarter of 1997 and the year ended December 31, 1996. Gross margin for the 1997 second quarter was 38.4% compared to 41.7% in 1996; for the first six months gross margin was 35.5% in 1997 and 40.9% in 1996. The second quarter 1997 gross margin of 38.4% represented continued improvement over first quarter's 32.4% and gross margin of 27.8% for the year ended December 31, 1996. These favorable trends are due to improvements in inventory management, reductions in manufacturing overhead and steady average selling prices.

SELLING

Selling expenses for the three months ended June 30 decreased 19.1% to $1,531,000 in 1997 from $1,892,000 in 1996. Year-to-date selling expenses decreased 12.4% to $3,070,000 in 1997 from $3,505,000 in 1996. This decrease was the result of cost containment measures imposed in the first quarter of 1997.

GENERAL AND ADMINISTRATIVE

General and administrative expenses decreased 50.3% to $510,000 in the second quarter of 1997 from $1,026,000 in 1996. Year-to- date general and administrative expenses decreased 45.9% to $884,000 in 1997 from $1,635,000 in 1996. These decreases were primarily the result of cost containment and restructuring measures implemented in the first quarter of 1997.

RESEARCH AND DEVELOPMENT

Research and development expenses decreased 4.8% to $537,000 in the second quarter of 1997 from $564,000 in 1996, and for the first six months of 1997 increased 3.7% to $1,059,000 from $1,021,000 in 1996. The decrease in second quarter 1997 represents decreased reliance on outside consultants.

 PROVISION FOR RESTRUCTURING

Restructuring expenses of $150,000 included severance, legal, accounting and consulting expenses associated with the restructuring implemented in the first quarter of 1997.

LIQUIDITY AND FINANCIAL RESOURCES

At June 30, 1997, the Company had cash of $274,000 and working capital of $1,300,000. In addition, the Company had a balance outstanding of $1,917,000 and additional availability of $1,011,000 under its bank line of credit.

During the three months ended June 30, 1997, the Company used $464,000 of cash in operating activities, primarily as a result of its net loss of $864,000, an increase in accounts receivable of $153,000, and a decrease in accounts payable and accrued expenses of $508,000. These uses of cash were partially offset by a decrease in inventory of $759,000. The Company used $152,000 in investing activities, consisting of capital expenditures of $74,000 and software production costs of $78,000. The Company generated $260,000 from financing activities, primarily as a result of net proceeds of $966,000 from the private placement of its Class A Stock, partially

                                      (7)
offset by a net payment of $579,000 on its bank line of credit and a decrease of $127,000 on long-term accounts payable with vendors.

During the six months ended June 30, 1997, the Company generated $147,000 of cash from operating activities, primarily resulting from a loss of $3,191,000 and a decrease of $407,000 in accounts payable and accrued expenses which were offset by noncash common stock warrant expense of $608,000 and depreciation and amortization expense of $452,000, in addition to a decrease of $2,082,000 in inventory, and $584,000 in accounts receivable. The Company used $227,000 for investing activities, consisting of capital expenditures of $86,000 and software production costs of $141,000. The Company expended $191,000 for financing activities, primarily as a result of a $3,400,000 payoff of its former bank line of credit and a decrease of $227,000 in long- term accounts payable with vendors, partially offset by net proceeds of $1,519,000 from the private placement of its Class A Stock and net borrowings of $1,917,000 under its existing line of credit.

The Company has no material commitments for capital expenditures.

The Company believes that its revenues from operations, together with cash and borrowings available under its new credit facility will be adequate to satisfy its liquidity and capital resources needs through 1997. See Item 5 of Part II of this Form 10-Q.

                                      (8)

                        PART II - OTHER INFORMATION

ITEM 1.   LEGAL PROCEEDINGS

The Company is a defendant in various claims and litigation which are incidental to its business. Management is of the opinion that ultimate settlement of these matters will not have a material impact on its financial statements.

ITEM 2.   CHANGE IN SECURITIES

On March 31, 1997, FAMCO II LLC ("FAMCO"), a Minnesota limited liability corporation, agreed to purchase 444,445 shares of the Company's Class A Stock for $1,500,000 ($3.375 per share). FAMCO purchased 148,148 shares for $500,000 on March 31, 1997 and the remaining 296,297 shares for $1,000,000 on April 15, 1997. FAMCO is managed by Family Financial Strategies, Inc. The Company believes that each of the foregoing transactions was exempt under
Section 4(2) of the Securities Act of 1933 and Rule 506 under Regulation D under the Securities Act of 1933.

ITEM 5.   OTHER MATTERS

Under the Rules of the Nasdaq National Market, an issuer that has sustained losses in each of its past two years must maintain net tangible assets (assets, excluding goodwill, less liabilities) of at least $2,000,000. At March 31, 1997, the Company had net tangible assets of $1,379,000, which is less than the minimum net tangible asset requirement. In addition, for the quarter ended June 30, 1997, the Company reported a loss of $864,000, and the Company's net tangible assets as of June 30, 1997 were $1,481,000. In June 1997, the Nasdaq advised management that the Company was not in compliance with the net tangible assets requirement and indicated that it intended to delist the Company from the Nasdaq National Market. The Company originally requested an exemption from the net tangible asset requirements and an oral hearing was scheduled for August 21, 1997 with respect to this issue. The Company considered whether it was in the best interest of the Company to raise additional funds at the current time in order to satisfy the minimum Nasdaq net tangible asset requirement for continued inclusion on the Nasdaq National Market. The Company decided that its working capital position will be adequate to satisfy its liquidity and capital resource needs through 1997 and that it was not in the best interest of the Company to raise additional amounts at the current time. Accordingly, the Company decided not to pursue its appeal and intends to file an application with the Nasdaq to have its Common Stock quoted on the Nasdaq Small Cap market rather than on the Nasdaq National Market system.


ITEM 6.   EXHIBITS AND REPORTS ON FORM 8-K

(a) Exhibits List

    Exhibit 27 - Financial Data Schedule

(b) Reports on Form 8-K

    There were no Reports on Form 8-K filed during the quarter ended June 30, 1997.

                                      (9)

                                   SIGNATURES

In accordance with the requirements of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Medical Graphics Corporation
-------------------------------
      (Registrant)



Date  August 14, 1997                    /s/ Glenn D. Taylor
      -----------------                  -------------------------------------
                                          Glenn D. Taylor, President and Chief
                                          Executive Officer (Principal Executive
                                          Officer)

Date  August 14, 1997                    /s/ Dale H. Johnson
      -----------------                  -------------------------------------
                                          Dale H. Johnson, Chief Financial
                                          Officer (Chief Accounting Officer)

                                      (10)

                             INDEX TO EXHIBITS

  Exhibit
  Number            Description
  -------           -----------

  27                Financial Data Schedule





                                      (11)