Form 10-Q
period 1997-09-30
MEDICAL GRAPHICS CORP /MN/
filed 1997-11-14
CIK 352862

                       U. S. SECURITIES AND EXCHANGE COMMISSION
                               Washington, D.C. 20549

                                     FORM 10-QSB

(X) QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 For the quarterly period ended September 30, 1997

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
     Yes   X       No
         -----        -----
As of November 5, 1997, the Company had outstanding 2,605,475 shares of Common Stock, $.05 par value, and 444,445 shares of Class A Stock, $.05 par value.

Transitional Small Business Disclosure Format: Yes        No   X
                                                   -----     -----

                            PART I: FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

                            MEDICAL GRAPHICS CORPORATION
                                   BALANCE SHEETS
                                    (unaudited)
                                   (in thousands)

                                                     September 30, 1997   December 31, 1996
                                                     ------------------   -----------------
ASSETS
CURRENT ASSETS:
   Cash                                                   $    251           $   545
   Accounts receivable, net of allowance for
      doubtful accounts of $198 and $496                     3,265             4,814
   Inventories:
      Purchased components and work in process               2,951             4,433
      Finished goods                                         2,005             2,200
                                                          --------           -------
                                                             4,956             6,633
   Prepaid expenses                                            227               193
                                                          --------           -------
      Total Current Assets                                   8,699            12,185

EQUIPMENT AND FIXTURES                                       3,964             3,857
   Less accumulated depreciation                             2,967             2,531
                                                          --------           -------
                                                               997             1,326

SOFTWARE PRODUCTION COSTS, net of
   accumulated amortization of $776 and $569                   389               472

OTHER ASSETS                                                    15                20
                                                          --------           -------
                                                          $ 10,100           $14,003
                                                          --------           -------
                                                          --------           -------
LIABILITIES AND SHAREHOLDERS' EQUITY
CURRENT LIABILITIES:
   Accounts payable                                       $  1,591           $   921
   Accounts payable financed with vendors - current          1,179             1,742
   Bank line of credit                                       2,557             3,400
   Employee compensation                                       646               978
   Deferred service contract revenue                           882               988
   Warranty reserve                                            720               563
   Other liabilities and accrued expenses                      858             1,130
                                                          --------           -------
      Total Current Liabilities                              8,433             9,722

 COMMITMENTS AND CONTINGENCIES

 LONG-TERM ACCOUNTS PAYABLE
    FINANCED WITH VENDORS                                    1,359             1,736

 SHAREHOLDERS' EQUITY
    Class A stock; liquidation preference
         of $3.375 per share                                    22                --
    Common stock                                               131               128
    Additional paid-in capital                              12,340            10,224
    Retained deficit                                       (12,185)           (7,807)
                                                          --------           -------
                                                               308             2,545
                                                          --------           -------
                                                          $ 10,100           $14,003
                                                          --------           -------
                                                          --------           -------

See accompanying notes to financial statements.

                             MEDICAL GRAPHICS CORPORATION
                              STATEMENTS OF OPERATIONS

                                     (unaudited)

                        (in thousands, except per share data)



                                                 Three Months Ended             Nine Months Ended
                                                    September 30,                 September 30,
                                               ----------------------        ----------------------
                                                 1997           1996           1997           1996
                                               -------        -------        -------        -------
REVENUES:
  Equipment sales                              $ 3,062         $4,632        $10,458        $12,662
  Service and supplies revenues                  1,169          1,378          3,543          3,751
                                               -------         ------        -------        -------
   Total revenues                                4,231          6,010         14,001         16,413

COST OF REVENUES                                 2,654          3,760          8,958          9,913
                                               -------         ------        -------        -------
  Gross margin                                   1,577          2,250          5,043          6,500

OPERATING EXPENSES:
  Selling and marketing                          1,511          1,997          4,581          5,502
  General and administrative                       574            753          1,458          2,388
  Research and development                         528            695          1,587          1,716
  Provision for restructuring                       61             --          1,557          ---
                                               -------         ------        -------        -------
                                                 2,674          3,445          9,183          9,606
                                               -------         ------        -------        -------

LOSS FROM OPERATIONS                            (1,097)        (1,195)        (4,140)        (3,106)

NONOPERATING INCOME (EXPENSE)
  SensorMedics settlement income                    --          1,317             --          1,438
  Interest expense                                 (90)           (49)          (238)          (113)
                                               -------         ------        -------        -------
LOSS BEFORE INCOME TAXES                        (1,187)            73         (4,378)        (1,781)

INCOME TAX BENEFIT                                  --             --             --            (60)
                                               -------         ------        -------        -------

NET (LOSS) INCOME                              $(1,187)        $   73        $(4,378)       $(1,721)
                                               -------         ------        -------        -------
                                               -------         ------        -------        -------
NET (LOSS) INCOME PER SHARE
   OF COMMON STOCK                             $ (0.39)        $ 0.03        $ (1.52)       $ (0.68)
                                               -------         ------        -------        -------
                                               -------         ------        -------        -------
WEIGHTED AVERAGE
  COMMON SHARES OUTSTANDING                      3,050          2,556          2,874          2,539
                                               -------         ------        -------        -------
                                               -------         ------        -------        -------

See accompanying notes to financial statements.

                             MEDICAL GRAPHICS CORPORATION
                              STATEMENTS OF CASH FLOWS

                                     (unaudited)

                                    (in thousands)

                                                                Nine  Months Ended
                                                                   September  30,
                                                              ----------------------
                                                                1997           1996
                                                              -------        -------
CASH FLOWS FROM OPERATING ACTIVITIES:
     Net loss                                                 $(4,378)       $(1,721)
     Adjustments to reconcile net loss to
        net cash provided by (used in) operating activities:
        Issuance of common stock warrants                         608             --
        Depreciation                                              436            349
        Amortization                                              208            195
        Changes in operating assets and liabilities:
            Accounts receivable                                 1,549          1,405
            Inventory                                           1,677         (1,645)
            Prepaid expenses and other assets                     (29)             8
            Accounts payable and accrued expenses                (496)           812
            Warranty reserve                                      157            190
            Income taxes                                           --            443
            Deferred service contract revenue                    (106)           (64
                                                              -------        -------
              Net cash used in operating activities              (374)           (28)
                                                              -------        -------

CASH FLOWS FROM INVESTING ACTIVITIES:
     Software production costs                                   (125)          (190)
     Capital expenditures                                        (107)          (621)
                                                              -------        -------
              Net cash used in investing activities              (232)          (811)
                                                              -------        -------

CASH FLOWS FROM FINANCING ACTIVITIES:
     Net borrowings (payment) on bank line of credit           (3,400)           875
     Net borrowings on new bank line of credit                  2,557            ---
     Payments on long-term accounts payable financed
        with vendors                                             (377)           ---
     Net proceeds from issuances of stock                       1,532            306
                                                              -------        -------
              Net cash provided by financing activities           312          1,181
                                                              -------        -------
NET (DECREASE) INCREASE IN CASH                                  (294)           342

CASH AT BEGINNING OF PERIOD                                       545             31
                                                              -------        -------
CASH AT END OF PERIOD                                         $   251        $   373
                                                              -------        -------
                                                              -------        -------

See accompanying notes to financial statements.

                            NOTES TO FINANCIAL STATEMENTS
                                  September 30, 1997
                                     (Unaudited)

1.  BASIS OF PRESENTATION
The accompanying financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-QSB and Rule 10-01 of Regulation S-X. Accordingly, they do not include all of the information and notes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments considered necessary for a fair presentation of results have been included. The balance sheet at December 31, 1996 was derived from the audited financial statements as of that date. Operating results for the three- and nine-month periods ended September 30, 1997 are not necessarily indicative of the results that may be expected for the year ended December 31, 1997. For further information, refer to the financial statements and notes thereto included in the Company's Annual Report on Form 10-KSB for the fiscal year ended December 31, 1996.

2.  RECLASSIFICATIONS
Certain amounts in the Company's Form 10-QSB for the three- and nine-month periods ended September 30, 1996 have been reclassified to conform to 1997 presentation. These reclassifications had no effect on net loss or shareholders' equity as previously reported.

3.  PROVISION FOR RESTRUCTURING
During the quarter ended March 31, 1997, the Company implemented a restructuring plan which included the termination of certain employees and the renegotiation of the Company's bank line of credit. Expenses incurred during the nine months ended September 30, 1997 associated with this restructuring were related to severance, legal, consulting and accounting expenses and totaled $1,557,000.

4.  ISSUANCE OF CLASS A CONVERTIBLE STOCK AND COMMON STOCK
On March 31, 1997, FAMCO II LLC ("FAMCO"), a Minnesota limited liability corporation, agreed to purchase 444,445 shares of the Company's Class A Stock for $1,500,000 at a price of $3.375 per share. FAMCO purchased 148,148 shares for $500,000 on March 31, 1997 and the remaining 296,297 shares for $1,000,000 on April 15, 1997. FAMCO is managed by Family Financial Strategies, Inc.

On November 10, 1997, Special Situations Fund III, L.P. agreed to purchase up to 484,848 shares of the Company's common stock for $2,000,000 and FAMCO II LLC agreed to purchase up to 242,424 shares of the Company's common stock for $1,000,000 at a price of $4.125 per share. These investors purchased 242,424 shares for $1,000,000 and 121,212 shares for $500,000 on November 10, 1997, respectively. Under terms of the Agreement, each investor has the right to purchase and Company has the right to require the investor to purchase such additional shares at a purchase price of $4.125 per share, subject to certain conditions, on or before February 23, 1998.

The Company believes that each of the foregoing transactions was exempt under
Section 4(2) of the Securities Act of 1933 and Rule 506 under Regulation D under the Securities Act of 1933.

5.  AMENDMENT TO BANK LINE OF CREDIT
In June and November 1997, the Company amended its line of credit agreement. As of September 30, 1997, the Company was in compliance with all covenants pursuant to the amended line of credit agreement.

6.  NEW ACCOUNTING PRONOUNCEMENT
In February 1997, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards No. 128 (SFAS 128) "Earnings Per Share," which is effective for periods ending after December 15, 1997. SFAS 128 revises the standards for computing and presenting earnings per share (EPS). The Company will continue to apply APB Opinion No. 15 to compute the EPS through the effective date. EPS for the three and nine months ended September 30, 1997 computed under SFAS 128 is not expected to be materially different from EPS computed under APB Opinion No. 15.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

FORWARD LOOKING STATEMENT

Statements included in this Quarterly Report on Form 10-QSB that are not historical or current facts are "forward-looking statements" made pursuant to the safe harbor provision of the Private Securities Litigation Reform Act of 1995 and are subject to certain risks and uncertainties that could cause actual results to differ materially. Among these risks and uncertainties are (i) the fact that the Company has incurred losses of $4,378,000 for the nine months ended September 30, 1997; and losses of $9,071,000 and $1,731,000 for the fiscal years ended December 31, 1996 and 1995, respectively; (ii) the ability of the Company's distributors to successfully market and sell the Company's product in markets outside the United States; (iii) the Company's ability to successfully market its product in the United States at a favorable margin considering significant price competition in the industry; (iv) the extent to which physicians and health plan administrators are motivated to use non-invasive diagnostic testing to detect early signs of disease; (v) the Company's ability to successfully upgrade the Company's product software systems to a Windows-Registered Trademark- environment; and (vi) the Company's ability to develop future products which are technologically advanced and accepted by the marketplace.

RESULTS OF OPERATIONS

For the three months ended September 30, 1997, the Company recorded a net loss of $1,187,000, compared to a net loss of $1,244,000, excluding a significant one-time lawsuit settlement gain of $1,317,000 for the same period in 1996. Including the lawsuit settlement, the Company recognized net income of $73,000 for the third quarter in 1996. For the nine months ended September 30, 1997, the Company incurred a net loss of $4,378,000, which includes restructuring charges of $1,557,000, compared to a net loss of $1,721,000 in 1996.

REVENUES

Revenues consist of equipment sales and service and supplies revenues.
Equipment sales reflect revenues from the Company's pulmonary function analysis systems, gas exchange testing systems and sleep diagnostic systems. Service and supplies revenues reflect contract revenues from extended warranties, revenues from non-warranty service visits, and aftermarket sales of peripherals and supplies.

Third quarter revenues decreased 29.6% to $4,231,000 in 1997 from $6,010,000 in 1996. The lower revenue was primarily caused by disruptions to the Company's business cycle occurring earlier in 1997 and six month lead times normally associated with products sold in this segment of the medical device industry. Domestic revenue decreased 26.9% while international revenue, which was also adversely effected by closing of the Company's German office on December 31, 1996, declined 47.9%. Revenue for the first nine months of 1997 decreased 14.7% to $14,001,000 from $16,413,000 in 1996, which included a 5.5% decrease in domestic revenue and a 38.7% decrease in international revenue.

The Company's international sales for the three and nine months ended September 30, 1997 were $803,000 and $2,786,000, respectively, compared to $1,542,000 and
$4,545,000, respectively, in 1996.

GROSS MARGIN

Gross margins of 37.3% for the three months ended September 30, 1997 were consistent with those achieved for the same period in 1996. While gross margins are slightly lower for the nine months ended September 30, 1997 compared to 1996, gross margin trends continued to improve compared to the first quarter of 1997 and the year ended December 31, 1996. Gross margin for the first nine months was 36.0% in 1997 compared to 39.6% in 1996, compared to 27.8% in all of 1996 and 32.4% in the first quarter of 1997. These favorable trends are due to improvements in inventory management, reductions in manufacturing overhead and steady average selling prices.

SELLING AND MARKETING

Selling and marketing expenses for the three months ended September 30 decreased 24.3% to $1,511,000 in 1997 from $1,997,000 in 1996. Year-to-date selling and marketing expenses decreased 16.7% to $4,581,000 in 1997 from $5,502,000 in 1996. This decrease was the result of cost containment measures implemented during the first quarter of 1997.

GENERAL AND ADMINISTRATIVE

General and administrative expenses decreased 23.8% to $574,000 in the third quarter of 1997 from $753,000 in 1996. Year-to-date general and administrative expenses decreased 38.9% to $1,458,000 in 1997 from $2,388,000 in 1996. These decreases were primarily the result of cost containment and restructuring measures implemented in the first quarter of 1997.

RESEARCH AND DEVELOPMENT

Research and development expenses decreased 24.0% to $528,000 in the third quarter of 1997 from $695,000 in 1996, and for the first nine months of 1997 decreased 7.5% to $1,587,000 from $1,716,000 in 1996. The decrease in third quarter 1997 represents decreased reliance on outside consultants.

PROVISION FOR RESTRUCTURING

Restructuring expenses of $1,557,000 for the nine months ended September 30, 1997 included severance, legal, accounting and consulting expenses associated with the restructuring implemented in the first quarter of 1997.

LIQUIDITY AND FINANCIAL RESOURCES

At September 30, 1997, the Company had cash of $251,000 and working capital of $266,000. In addition, the Company had a balance outstanding under its bank line of credit of $2,557,000 and additional availability of $450,000.

During the nine months ended September 30, 1997, the Company used $374,000 of cash in operating activities, primarily resulting from a net loss of $4,378,000 and a decrease of $496,000 in accounts payable and accrued expenses, which were partially offset by noncash charges totaling $1,252,000, a decrease of $1,677,000 in inventory and a decrease of $1,549,000 in accounts receivable.
The Company used $232,000 for investing activities, consisting of capital expenditures of $107,000 and software production costs of $125,000. The Company generated

$312,000 from financing activities, primarily from $1,500,000 in proceeds from the private placement of its Class A Stock and net borrowings of $2,557,000 under its new line of credit, partially offset by a $3,400,000 payoff of its former bank line of credit and a decrease of $377,000 in long-term accounts payable with vendors.

At September 30, 1997 the Company had no material commitments for capital expenditures.

The Company believes that its revenues from operations, together with cash and borrowings available under its new credit facility and proceeds from the November, 1997 sale of its common stock will be adequate to satisfy its liquidity and capital resources needs through 1997. See Item 2 of Part II of this Form 10-QSB.

                         PART II - OTHER INFORMATION

ITEM 1.  LEGAL PROCEEDINGS

The Company is a defendant in various claims and litigation which are incidental to its business. Management is of the opinion that ultimate settlement of these matters will not have a material impact on its financial statements.

ITEM 2. CHANGE IN SECURITIES

On November 10, 1997, Special Situations Fund III, L.P. agreed to purchase up to 484,848 shares of the Company's common stock for $2,000,000 and FAMCO II LLC agreed to purchase up to 242,424 shares of the Company's common stock for $1,000,000 at a price of $4.125 per share. These investors purchased 242,424 shares for $1,000,000 and 121,212 shares for $500,000 on November 12, 1997, respectively. Under terms of the Agreement, each investor has the right to purchase and Company has the right to require the investor to purchase such additional shares at a purchase price of $4.125 per share, subject to certain conditions, on or before February 23, 1998. The Company believes that each of the foregoing transactions was exempt under Section 4(2) of the Securities Act of 1933 and Rule 506 under Regulation D under the Securities Act of 1933.

ITEM 5.  OTHER MATTERS

Under the Rules of the Nasdaq Small Cap Market, the Company must maintain net tangible assets (assets, excluding goodwill, less liabilities) of at least $1,000,000. On September 30, 1997, the Company had net tangible assets of $308,000, which is less than the minimum net tangible asset requirement. After giving effect to the sale of 363,636 shares of the Company's common stock for $1,500,000 on November 12, 1997, the Company was in compliance with the minimum net tangible asset requirement. See item 2 above.

ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K

(a) Exhibits List

    Exhibit 27          Financial Data Schedule

    Exhibit 99.1 Proforma Balance Sheet as of September 30, 1997 reflecting November, 1997 investment.

(b) Reports on Form 8-K

    There were no Reports on Form 8-K filed during the quarter ended
      September 30, 1997.

                                  SIGNATURES

In accordance with the requirements of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.


Medical Graphics Corporation
------------------------------
      (Registrant)



Date November 14, 1997                    /s/ Glenn D. Taylor
    --------------------                  -------------------------------------
                                          Glenn D. Taylor, President and Chief
                                          Executive Officer (Principal Executive
                                          Officer)

Date November 14, 1997                    /s/ Dale H. Johnson
    --------------------                  -------------------------------------
                                          Dale H. Johnson, Chief Financial
                                          Officer (Chief Accounting Officer)

                                  INDEX TO EXHIBITS

Exhibit
Number     Description
-------    -----------
27         Financial Data Schedule.

99.1 Proforma Balance Sheet as of September 30, 1997 reflecting November, 1997 investment.