Form 10KSB
period 1997-12-31
MEDICAL GRAPHICS CORP /MN/
filed 1998-03-30
CIK 352862

                     U.S. SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                   FORM 10-KSB
(Mark One)
|X| Annual Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934 for the fiscal year ended December 31, 1997.
|_| Transition report under Section 13 or 15(d) of the Securities Exchange Act of 1934 for the transition period from ______ to ______.

                          COMMISSION FILE NUMBER 0-9899

                           MEDICAL GRAPHICS CORPORATION
              (Exact name of registrant as specified in its charter)

               MINNESOTA                                 41-1316712
             ------------                              --------------
      (State or other jurisdiction of                 (I.R.S. Employer
       incorporation or organization)                   Identification Number)

                                350 OAK GROVE PARKWAY
                            SAINT PAUL, MINNESOTA  55127
                       ----------------------------------------
               (Address of principal executive offices and Zip Code)

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

Yes  X   No
    ----   ---

Check if there is no disclosure of delinquent filers in response to Item 405 of Regulation S-B is contained in this form, and no disclosure will be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-KSB or any amendment to this Form 10-KSB. |_|

State issuer's revenues for its most recent fiscal year:  $19,173,000.

The aggregate market value of the common stock held by non-affiliates of the registrant based on the closing sale price as reported on The Nasdaq SmallCap Market on March 25, 1998 was $6,934,000.

As of March 26, 1998, 3,352,495 shares of the registrant's Common Stock, $.05 par value, and 444,445 shares of Class A Stock, $. 05 par value were outstanding.

                     DOCUMENTS INCORPORATED BY REFERENCE

Portions of the Company's definitive Proxy Statement for the Annual Meeting of Shareholders, a definitive copy of which will be filed with the SEC within 120 days of December 31, 1997 are incorporated by reference into Items 9, 10, 11 and 12 of Part III.

Transitional Small Business Disclosure Formats (check one):  Yes    No  X
                                                                ----  ----

                             TABLE OF CONTENTS

                                                                                                           PAGE NO.

PART I   .........................................................................................................1
         Item 1.   Description of Business........................................................................1
         Item 2.   Description of Property........................................................................7
         Item 3.   Legal Proceedings..............................................................................7
         Item 4.   Submission of Matters to a Vote of Security Holders............................................7

PART II  .........................................................................................................8
         Item 5.   Market for Common Equity and Related Stockholder Matters.......................................8
         Item 6.   Management's Discussion and Analysis or Plan of Operation.....................................10
         Item 7.   Financial Statements..........................................................................17
         Item 8.   Changes In and Disagreements With Accountants on
                   Accounting and Financial Disclosure...........................................................32

PART III ........................................................................................................32
         Item 9.   Directors, Executive Officers, Promoters and Control Persons; Compliance
                   with Section 16(a) of the Exchange Act........................................................32
         Item 10.  Executive Compensation........................................................................32
         Item 11.  Security Ownership of Certain Beneficial Owners and Management................................32
         Item 12.  Certain Relationships and Related Transactions................................................32
         Item 13.  Exhibits and Reports on Form 8-K..............................................................33

INDEX TO EXHIBITS................................................................................................33

SIGNATURES.......................................................................................................36


                                       (ii)

                             PART I

         Unless the context indicates otherwise, all references to the "Company" and "Registrant" in this Annual Report on Form 10-KSB relate to Medical Graphics Corporation.

         The following United States registered trademarks appear in this Annual Report on Form 10-KSB and are owned by the Company: MedGraphics and CPXEXPRESS. In addition, the following Company trademarks appear in this Annual Report on Form 10-KSB: PF/Dx, preVent, BREEZE, 1085 Series, CardiO2, CPX/D, CPX/MAX/D, PS~Quest and PS~Tracker. CardiO-KEY is a trademark of ErgometRx Corporation. Pentium is a trademark of Intel Corporation. Windows is a trademark of Microsoft Corporation.

ITEM 1.  DESCRIPTION OF BUSINESS

GENERAL OVERVIEW

         Medical Graphics Corporation was incorporated as a Minnesota corporation in 1977. The Company designs and provides solutions for innovative non-invasive diagnostic systems for the prevention, early detection and cost-effective treatment of heart and lung disease and for evaluation of sleep disorders. Medical Graphics Corporation provides a wide-ranging line of diagnostic systems featuring patented hardware and software sold under the MedGraphics trade name.

         Medical Graphics Corporation is a leader in providing non-invasive cardiorespiratory diagnostic systems worldwide. The Company's products consist of breath analysis technology integrated with a computer and applications-specific software. More than 3,300 MedGraphics systems have been sold to customers for use in over 50 countries.

         The Company's primary products include pulmonary function, body plethysmography, cardiopulmonary exercise testing systems and computerized sleep diagnostic systems along with an information management platform which converts these products to hospital information systems, physician office and health management organizations systems. Most of the Company's revenues are generated from sales into the hospital cardiopulmonary market, sleeping disorders centers and the office-based physician market. Revenue from service and supplies accounted for 24.4 percent of total revenues in 1997, up from
24.0 percent in 1996.

         On October 30, 1997 the Company announced that it had retained the investment banking firm of Goldmsith, Agio, Helms and Company ("Goldsmith Agio") to explore strategic options for the Company. Goldmsith Agio, headquartered in Minneapolis with offices in Florida and California, is a nationally recognized investment banking firm specializing in merger and acquisition transactions.

PRIMARY PRODUCTS

         PULMONARY FUNCTION TESTING SYSTEM. The PF/Dx System is a complete pulmonary function testing lab which helps health care professionals diagnose lung diseases and manage treatment of their patients. The PF/Dx System currently consists of a flow sensor, a patented nitrogen analyzer, a gas chromatograph, an IBM-compatible computer with Pentium processor, a full-color monitor, a printer and other peripherals. Applications include screening asthma patients, assessing pre-operative and post-operative risk of heart and lung surgery patients, evaluating lung damage from occupational exposures and documenting outcomes and responses to therapy. The PF/Dx System's compact design and mobility options attract a wide variety of customers, including cardiopulmonary laboratories in hospitals, office-based clinics, occupational medicine clinics, asthma centers and clinical research centers. The PF/Dx System utilizes the preVent pneumotach, a patented mouthpiece/flow device with a snap-in, snap-out design which helps prevent the transmission of infectious diseases. The preVent pneumotach is attached by tubing to the PF/Dx System for the measurement of patients' lung function. The PF/Dx System's unique features also include the Company's proprietary BreezePF Windows95 software, which is designed to operate in a simple, easy-to-use manner. Additionally, the product uses a patented "expert system" to assist physicians in the interpretation of patient test results.

         BODY PLETHYSMOGRAPHY SYSTEMS. The Company's 1085 Series offers four body plethysmography systems for lung function testing. A body plethysmograph is an enclosed chamber in which the patient sits and performs diagnostic pulmonary function testing. Body plethysmography is the most sensitive method for identifying lung diseases, including difficult-to-detect diseases such as asthma. The systems are comprised of a clear acrylic chamber, a patented nitrogen analyzer, a gas chromatograph, an IBM-compatible computer with Pentium processor, a full-color monitor, a printer and other peripherals. Applications include diagnosing lung diseases and managing their treatment, assessing surgical risk of lung transplant and lung reduction surgery candidates and evaluating the impact of neuromuscular disease on breathing. Included in the 1085 Series systems is the patented preVent pneumotach for helping to prevent the transmission of infectious diseases between patient tests. The system's design optimizes patient comfort with clear-view acrylic enclosures and enables testing of a broad population including pediatric patients and individuals using wheelchairs. Additionally, the product uses a patented "expert system" to assist physicians in the interpretation of patient test results.

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

         MedGraphics cardiopulmonary exercise testing systems are sold in four different models. They include the CardiO2 System, CPX/D System, CPX/MAX/D System and CPX EXPRESS System. The systems use a patented breath by breath methodology, which consists of a patented oxygen analyzer, a carbon dioxide analyzer, the patented preVent pneumotach, an IBM-compatible computer with Pentium processor, a full-color monitor, a printer and other peripherals. The CardiO2 includes a full 12-lead ECG system while the other systems are designed to be used in conjunction with stand-alone ECG systems. The systems are used for differential diagnosis of cardiovascular and pulmonary disease, screening for early signs of cardiac and pulmonary dysfunction, establishing exercise prescriptions and training programs and evaluating the efficacy of prescribed therapy. Medical Graphics Corporation has several patents relating to data reporting, including two expert systems for evaluating the information. Test results are displayed in easy-to-interpret graphs and summary reports. Customers include hospital cardiopulmonary laboratories, cardiology and pulmonary office-based clinics, cardiac rehabilitation units, human performance laboratories and health clubs.

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

         SLEEP DIAGNOSTICS SYSTEMS. During 1997 the Company obtained non-exclusive rights to sell computerized polysomnography systems in the United States. With its new PS~Quest polysomnography system, the Company has entered the growing sleep diagnostics market. The standard system includes a workstation computer with Pentium processor, a 17 or 21 inch high resolution color monitor and a preamplifier. The PS~Quest is designed to meet the needs of all modern sleep laboratories. Advanced system features include a flexible 24-channel preamplifier, remote control of all gain and filter settings from the workstation computer, data sample rates as high as 500 Hz per channel and fully configurable montages and polygraphs. In addition, WindowsNT software and local area networking allow customers to monitor more than one patient on one screen with split time base displays. In December 1997, the Company obtained similar rights to sell PS~Tracker, a portable version of the PS~Quest.

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

COMPETITION

         The principal competitive factors in diagnostic markets are quality and reliability, price performance, software that is flexible, yet easy-to-use, and technical support. These markets are characterized by intense competition. Some companies with which the Company competes have greater financial, human and technological resources than Medical Graphics Corporation. This competitive marketplace has in some circumstances led to price discounting to which Medical Graphics Corporation has responded in kind, and may do so again in the future. Recently, the marketplace has begun to request an increased focus on management of information obtained in the laboratory as well as other value added programs. To address this request, Medical Graphics Corporation established networking and financial services programs which should allow the Company to compete more effectively.

         The medical device industry in which the Company operates is characterized by relatively rapid technological change. Accordingly, the Company must continually implement improvements in its core technologies and products. The Company's success depends on its ability to anticipate changes in technology and industry standards, to develop and successfully introduce new and enhanced products on a timely basis and to promote market acceptance by demonstrating positive outcomes of such products. The Company believes its principal competitors are SensorMedics Corporation, a subsidiary of ThermoElectron Corporation, Warren E. Collins Company and Erich Jaeger GmbH & Co. KG.

MARKETING AND DISTRIBUTION

         In the United States, the Company markets its products through a direct sales force that targets customers located in hospitals, university-based medical centers and office-based clinics. Each sales person is assigned to one of two regional managers who report to the Company's Vice President of Sales. Each salesperson is responsible for a specific geographic area and sells the Company's complete product line within that area. Company salespersons are compensated with a base salary, expenses and a revenue-based commission.

         The Company markets its products outside the United States into over 40 countries through approximately 32 international sales organizations that operate primarily as distributors who carry a limited inventory of the Company's products. These organizations sell the Company's products in specific geographic areas, generally on an exclusive basis. International sales accounted for 18% and 27% of total sales in 1997 and 1996, respectively. All of the Company's international sales are made on a United States dollar-denominated basis.

         Conducting business in foreign countries involves certain risks not ordinarily associated with domestic business including governmental laws or restrictions that could adversely affect pricing of, and the Company's ability to, market its products.

         The Company believes that demonstration of its products' capabilities to potential customers is one of the most significant factors in achieving sales. Consequently, the main thrust of domestic and international promotional efforts is product demonstrations at conventions and customer facilities. Other promotional efforts include educational seminars, print advertisements, direct mail campaigns and a company web site.

RESEARCH AND DEVELOPMENT

         Research and development expenses for 1996 reflected the extensive use of independent software contractors as part of a general transition to the Windows95 platform. The Company made a restructuring decision to continue this project in 1997 with in-house software engineers. Pulmonary function products began shipping with the Company's software based on Windows95 in December 1997. The remainder of the software product line is scheduled for conversion during 1998. In addition, the Company is finishing development of a number of product improvements designed to enhance product reliability and improve margins. The Company is also developing new products targeted for new growth markets. The Company believes ongoing research and development efforts have been and will remain important to its continuing success.

MANUFACTURING

         The Company currently manufactures and assembles all major analyzer components of its systems including a waveform analyzer, gas chromatograph, nitrogen analyzer and oxygen analyzer. Sheet metal, electrical components and some measurement devices are purchased from outside vendors and are tested, assembled and packaged by Company personnel into fully integrated systems. The Company also acquires general purpose computers, monitors and printers from a variety of sources and integrates its proprietary transducer modules into these systems. Although some of the Company's components are available through only one or a limited number of suppliers, the Company believes that if it is unable to obtain components from these suppliers, it would be able to obtain comparable components from other sources without significant additional expense or interruption of business. Additionally, the Company has entered into a distribution agreement with an OEM manufacturer of sleep products.

         During 1997, the Company began to convert to a modified form of cellular manufacturing, a process that should be completed in 1998. Cellular manufacturing utilizes an employee team to plan and schedule production, manufacture the product and ensure the achievement of quality standards. This process facilitates faster throughput of manufactured product and requires lower inventory support levels. The Company has already benefited from continually improving manufacturing efficiencies. In addition, the Company has established a manufacturing engineering department to assist in identifying and achieving further efficiencies associated with the manufacturing process.

         Although the Company experienced difficulty in obtaining materials from suppliers during the first quarter of 1997 as a result of its 1996 liquidity crisis, the Company negotiated agreements with each of its principal vendors so that it was able to acquire raw materials from these vendors without further interruptions. See Item 6, "Management's Discussion and Analysis of Financial Condition or Plan of Operation - Overview".

GOVERNMENT REGULATION

         Products manufactured by Medical Graphics Corporation are "devices" as defined in the Federal Food, Drug and Cosmetic Act (the "Act") and are subject to regulatory authority of the Food and Drug Administration ("FDA") which regulates the manufacture, distribution, related record keeping, labeling and advertising of such devices. The Medical Device Amendments of 1976 (the "Amendments") amended the Act and substantially increased the regulatory authority of the FDA over medical devices. Devices manufactured by the Company must comply with the provisions of this law. Under the Amendments, the FDA must determine the extent of control necessary to assure the safety and effectiveness of devices, and must define these control levels by the promulgation of regulations and standards.

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

         The Company's products are also subject to similar regulation in various foreign countries. The Company is in the process of implementing ISO 9001, a certification showing that the Company's procedures and manufacturing facilities comply with standards for quality assurance and manufacturing process control. ISO 9001 certification, along with the European Medical Device Directive ("MDD") certification, evidences compliance with the requirements that enable a company to affix the CE Mark to its products. The CE Mark denotes conformity with European standards for safety and allows certified devices to be placed on the market in all European Union ("EU") countries. After June 1998, medical devices may not be sold in EU countries unless they display the CE Mark. The Company expects to meet all of the requirements for continued use of the CE Mark so that it may continue to affix the CE to its product after June 1998. There can be no assurance, however, that the Company will be able to obtain regulatory approvals or clearances for its products in foreign countries.

         The Company must comply with various federal, state and local environmental laws and regulations. The Company believes that it is currently in material compliance with such applicable environmental laws and regulations.

PATENTS

         The Company currently owns 17 United States domestic patents which cover the basic aspects of the Company's core technologies, including gas pressure, flow measurement, breath-by-breath assessment of gas exchange and some expert systems. In addition, the Company has a number of foreign patents with respect to technologies covered by its United States patents. There can be no assurance, however, that these patents, or any patents that may be issued as a result of existing or future application, will offer any degree of protection from competitors. The Company intends to aggressively enforce its intellectual property rights and has successfully done so in the past. The Company also relies on trade secrets and proprietary know-how, which it seeks to protect, in part, through proprietary information agreements with employees, consultants and other parties.

EMPLOYEES

         As of December 31, 1997, the Company had 140 full-time employees. As part of its restructuring during the first quarter of 1997, the Company reduced its work force to 132 employees from a total of 169 full-time employees as of December 31, 1996. Attrition and selective layoffs have reduced the workforce to 121 full-time employees as of March 1, 1998. No employees are represented by labor organizations and there are no collective bargaining agreements. Management believes that the Company's relations with its employees are good.

ITEM 2.  DESCRIPTION OF PROPERTY

         The Company currently leases a 52,250 square foot building for its office, assembly and warehouse facilities located in St. Paul, Minnesota. The lease expires June 30, 2002, at which time the Company has an option to renew the lease for an additional four years. The Company has the option to purchase the building at the end of each lease expiration period at the building's fair market value. Annual rental costs will be approximately $345,000 over the next five years. Rent expense for the years ended December 31, 1997 and 1996 was $348,000 and $340,000, respectively.

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

         In the fourth quarter of 1996, the Company experienced a liquidity crisis and was unable to pay a significant number of its vendors when due. Subsequent to December 31, 1996, the Company negotiated agreements with vendors, who were owed $3,541,000, for payment of the outstanding balances in equal monthly installments for up to 36 months. While a few vendors initially refused to accept the proposed terms and in some cases commenced litigation, the Company ultimately reached agreement with all vendors regarding payment of the outstanding balances. See Item 6, "Management's Discussion & Analysis Liquidity and Capital Resources."

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

Not Applicable.

                                    PART II

ITEM 5.  MARKET FOR COMMON EQUITY AND RELATED STOCKHOLDER MATTERS

MARKET INFORMATION

         The Company's common stock trades on The Nasdaq SmallCap Market System under the symbol MGCC. The following table shows the range of high and low bid prices for the Company's common stock for the fiscal quarters indicated, as reported by Nasdaq in its "Monthly Statistical Report" for the Nasdaq SmallCap Market from August 20, 1997 through December 31, 1997 and on the Nasdaq National Market from January 1, 1996 through August 19, 1997. The quotations represent prices in The Nasdaq Stock Market between dealers in securities, and do not include retail mark-up, mark-down or commission, and may not represent actual transactions.

                                            Bid Prices
                                --------------------------------------
                                  High                           Low
                                --------------------------------------
1997
         First Quarter            $5 5/8                         $2 1/2
         Second Quarter            4 3/8                          2 5/8
         Third Quarter             5 7/8                          3 3/4
         Fourth Quarter            5 3/8                          3 3/4

1996
         First Quarter            $8 1/2                         $4 5/8
         Second Quarter            9 1/8                          6 3/8
         Third Quarter             8 3/8                          5 1/2
         Fourth Quarter            6 1/4                          4


APPROXIMATE NUMBER OF HOLDERS OF COMMON EQUITY

                                   Approximate Number of
                                          Holders
Title of Class                     (as of March 26, 1998)
--------------                -------------------------------

Common Stock, par value of $.05            1,900
Class A Stock, par value of $.05               1

DIVIDENDS

         The Company has not paid any cash dividends on its common stock, and the Board of Directors intends to retain earnings, if any, for the foreseeable future for use in expansion of the Company's business. Under the terms of the Company's credit agreement, the Company is prohibited from paying cash dividends unless it is in compliance with certain covenants.

RECENT SALES OF UNREGISTERED SECURITIES

         In November 1997, the Company entered into agreements to sell to four private, accredited investors up to 727,272 shares of common stock at a price of $4.125 per share. These investors purchased 363,636 shares for $1,500,000 on November 12, 1997. Subsequent to December 31, 1997, these investors purchased 242,424 shares for $1,000,000 on January 30, 1998 and 121,212 shares for $500,000 on February 10, 1998. The Company believes that the sales were exempt pursuant to Section 4(2) of the Securities Act of 1933, as amended, and Regulation D, promulgated thereunder.

ITEM 6. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION OR PLAN OF OPERATION

FORWARD-LOOKING STATEMENTS

         Statements included in this Annual Report on Form 10-KSB that are not historical or current facts are "forward-looking statements" made pursuant to the safe harbor provisions of the Private Securities Litigation Reform Act of 1995 and are subject to certain risks and uncertainties that could cause actual results to differ materially. Various forward-looking statements have been made in this Annual Report on Form 10-KSB and may also be made in the Company's other reports filed under the Securities Exchange Act of 1934, in its press releases and in other documents. In addition, from time to time, the Company through its management may make oral forward-looking statements.

         Forward-looking statements are subject to risks and uncertainties, including those identified below, which could cause actual results to differ materially from such statements. The words "anticipate", "believe", "expect", "intend", "optimistic", "will" or similar expressions are intended to identify forward- looking statements. Readers are cautioned not to place undue reliance on these forward-looking statements, which speak only as of the date on which they are made. The Company undertakes no obligation to update publicly or revise any forward-looking statements.

         Important factors that could cause actual results to differ materially from the Company's forward- looking statements, as well as affect the Company's ability to achieve its financial and other goals, include, but are not limited to, the following:

         TECHNOLOGICAL CHANGE AND NEW PRODUCT DEVELOPMENT. The markets for the Company's products are characterized by rapidly changing technology. The Company's future success will continue to depend upon its ability to enhance its current products and to develop and introduce new products that keep pace with technological developments and evolving industry standards, respond to changes in customer requirements and achieve market acceptance. Any failure by the Company to anticipate or respond adequately to technological developments and customer requirements, or any significant delays in product development or introduction, could have a material adverse effect on the Company's business, results of operations, financial condition and liquidity. In addition, there can be no assurance the new products and services or product and service enhancements, if any, developed by the Company will achieve market acceptance.

         CYCLICAL CAPITAL SPENDING BY CUSTOMERS. A significant portion of the Company's revenues are derived from sales to various segments of the health care industry, such as the hospital cardiopulmonary market, sleeping disorders centers and office-based physician market. The markets for these segments, and for the health care industry in general, can be cyclical, resulting in varying amounts of capital spending. Any significant downturn in capital spending in these markets, or in any other market served by the Company's products, could have a material adverse effect on the Company's business and results of operations.

         PROPRIETARY TECHNOLOGY. The Company relies heavily on its pulmonary function, body plethysmography and cardiopulmonary exercise testing systems, along with proprietary software technology. Although the Company in the past has been issued patents, or obtained licenses to patents on certain technology and currently has patents pending on new technologies, it also relies on protecting its proprietary information as trade secrets. There can be no assurance that the steps taken by the Company will be adequate to prevent misappropriation of its technology by third parties or will be adequate under the laws of some foreign countries, which may not protect the Company's proprietary rights to the same extent as do laws of the United States. In addition, the possibility exists that others may "reverse engineer" the Company's products in order to determine their method of operation and then introduce competing products.

         QUARTERLY FLUCTUATIONS IN OPERATING RESULTS. The Company has experienced quarterly fluctuations in operating results and anticipates that these fluctuations will continue. These fluctuations have been caused by various factors, including the order flow of its customers, and the timing of product shipments and marketing. Future operating results may fluctuate as a result of these and other factors, including the Company's ability to continue to develop innovative products, the announcement or introduction of new products by the Company's competitors, the Company's product and customer mix, the level of competition and overall trends in the economy.

         DEPENDENCE ON OUTSIDE CONTRACTORS AND SUPPLIERS. The Company currently contracts with third parties for a portion of its components and assembly needs. Although the Company endeavors to inspect and internally test most components prior to final assembly and has established a vendor audit process, reliance on outside vendors reduces its control over quality and delivery schedules. The failure by one or more of these vendors to deliver quality components in a timely manner could have a material adverse effect on the Company's results of operations, In addition, a number of the components integral to the functioning of the Company's products are available from only a single supplier or from a limited number of suppliers. Any interruption in or termination of supply of these components, or a material change in the purchase terms, including pricing, of any of these components, or a reduction in their quality or reliability, could have a material adverse effect on the Company's business or results of operations.

         INTERNATIONAL REVENUE. In the years ended December 31, 1997, 1996 and 1995, sales of the Company's products to customers outside North America accounted for approximately 18.4%, 26.7% and 27.6%, respectively, of the Company's net revenue. The Company anticipates that international revenue will continue to account for a significant portion of its net revenue. The Company's operating results are subject to the risks inherent in international sales, including various regulatory requirements, political and economic changes and disruptions, transportation delays and difficulties in staffing and managing foreign sales operations and distributor relationships. In addition, fluctuations in exchange rates may render the Company's products less price competitive relative to local product offerings. There can be no assurance that these factors will not have a material adverse effect on the Company's future international revenue and, consequently, on the Company's operating results.

         COMPETITION. The Company competes with other vendors of pulmonary function, body plethysmography, cardiopulmonary exercise testing systems and computerized sleep diagnostic systems, some of which may have greater financial and other resources than the Company. There can be no assurance that the Company will be able to compete successfully in the future or that the Company will not be required to incur significant costs in connection with its engineering research, development, marketing and customer service efforts to remain competitive. Competitive pressures may result in price erosion or other factors which will adversely affect the Company's financial performance.

         DEPENDENCE ON KEY PERSONNEL. The Company's success depends in large part upon the continued services of many of its highly skilled personnel involved in management, research and product development, sales and marketing, and upon its ability to attract and retain additional highly qualified employees. The loss of services of these key personnel could have a material adverse effect on the Company. The Company does not have key-person life insurance on any of its employees.

OVERVIEW

         During 1996, the Company aggressively expanded its sales, marketing, and research and development activities and management personnel. This expansion, in part, resulted in the Company reaching its borrowing base limit on its credit line, entering into a forbearance agreement with its lender and becoming unable to pay vendors' accounts payable when due, all of which occurred during the fourth quarter of 1996. These events restricted the Company's ability to produce products in the fourth quarter of 1996 and required management and the Board of Directors to devote a significant amount of time to restructuring the Company during the first quarter of 1997.

         Subsequent to December 31, 1996, the Company retained Manchester Business Services, Inc., to design and implement a restructuring plan. Under the restructuring plan, the Company obtained a new line of credit, received $1,500,000 of cash from the issuance of common stock, entered into agreements with vendors which provided for payment of approximately $3,500,000 of accounts payable in equal monthly installments for up to 36 months and reduced its work force by approximately 25%. The Company obtained an additional $1,500,000 of cash from the issuance of common stock on November 12, 1997 and $1,000,000 and $500,000 from the issuance of common stock in January and February 1998, respectively. All issuances of common stock were recorded net of related issuance costs.

         During 1997, the Company withstood the initial challenge of its liquidity crisis and the ensuing disruptions associated with important restructuring decisions and numerous personnel changes to generate total revenue of $19,173,000, only 5.5% lower than 1996. In addition, the Company improved gross margins to 36.7% in 1997 from 27.8% in 1996 while also reducing total operating expenses by 27.2% to $11,662,000 in 1997 from $16,017,000 in 1996.

         The following discussion should be read in conjunction with the Company's consolidated financial statements as of and for the years ended December 31, 1997 and 1996 included in Item 7 of this Form 10- KSB.

RESULTS OF OPERATIONS

         The following table presents statement of operations data as a percentage of total revenues for the years ended December 31, 1997 and 1996.

                                             YEAR ENDED DECEMBER 31
                                           -----------------------------
                                            1997                   1996
                                         ---------               -------
Revenues                                   100.0%                 100.0%
Cost of goods sold                          63.3                   72.2
                                         ---------               -------

    Gross margin                            36.7                   27.8
                                         ---------               -------

Selling and marketing                       32.8                   40.3
General and administrative                   9.4                   21.5
Research and development                     9.7                   13.6
Restructuring                                8.9                    3.5
                                         ---------               -------
         Total operating expenses           60.8                   78.9
                                         ---------               -------

Loss from operations                       (24.1)                 (51.1)
Other income (expense), net                 (1.8)                   6.2
                                         ---------               -------

Loss before income tax benefit             (25.9)                 (44.9)
Income tax benefit                           0.0                    0.2
                                         ---------               -------
Net loss                                   (25.9)%                (44.7)%
                                         ---------               -------
                                         ---------               -------

         REVENUE. Total revenue decreased 5.5% to $19,173,000 in 1997 from $20,289,000 in 1996. Domestic revenue increased 9.6% over 1996 to partially offset a 34.8% decline in revenue from international sources while revenue from service and supplies was relatively flat.

         The increase in domestic revenue reflected a late September introduction of the Company's new diagnostics system for sleep disorders and the restructuring strategy of refocusing its efforts on domestic core products. The Company has a non-exclusive agreement to sell sleep diagnostic systems in the United States and in December 1997 acquired similar rights to sell a companion portable version. International revenue for 1997 was depressed by closing of the Company's German office at the end of 1996 as part of its overall restructuring plan. In addition, continued strength of the dollar has negatively affected European revenue.

         GROSS MARGIN. The gross margin percentage increased to 36.7% of revenue in 1997 from 27.8% in 1996. This margin increase was achieved through improved manufacturing efficiencies and better control over technical service costs. In addition, inventory write-downs that had affected gross margin in 1996 were not incurred in 1997.

         The Company's manufacturing process was revised during 1997 to a modified version of cellular manufacturing under which major systems are produced in one continuous process over a shorter period of time rather than producing several subassemblies requiring longer throughput times. These process revisions not only reduce manufacturing costs but require significantly lower levels of inventory. Technical service costs were also reduced by repairing more systems on site in lieu of returning them to a central location. In addition, the Company made several engineering revisions to its system's material components that have improved their reliability and consequently reduced the incidence of service. In addition, the amount of inventory write-downs affecting gross margin was only $50,000 in 1997 compared to $1,420,000 in 1996. Moreover, the warranty reserve was increased in 1996 to reflect the cost of offering a more competitive five-year warranty program on certain of the Company's products. The Company discontinued this five-year warranty program for systems sold after March 31, 1997.

         SELLING. Selling and marketing expenses decreased 23.3% to $6,282,000 in 1997 from $8,186,000 in 1996. Selling expenses as a percent of revenue decreased to 32.8% in 1997 compared to 40.3% in 1996. The Company's restructuring actions of closing its German office and discontinuing its asthma business unit reduced expenses by $788,000 and $207,000, respectively, in 1997. Selling expenses also decreased with improved management of customer incentives, seminar expenses and costs of demonstrating Company products. In addition, management reduced the cost of attending trade shows by being more selective and improving management of related expenses.

         GENERAL AND ADMINISTRATIVE. General and administrative expenses decreased 58.8% to $1,802,000 in 1997 from $4,369,000 in 1996. As a percent of revenue, general and administrative expenses decreased to 9.4% in 1997 compared to 21.5% in 1996. These decreases were principally due to a lower allowance for doubtful accounts receivable established in 1997 and lower executive compensation and recruiting expenses associated with former senior management personnel. In addition, management's restructuring actions and discipline resulted in reductions for most expense categories.

         RESEARCH AND DEVELOPMENT. Research and development expenses decreased 32.4% to $1,867,000 in 1997 from $2,762,000 in 1996 and as a percentage of revenue decreased to 9.7% in 1997 from 13.6% in 1996. During 1996 the Company incurred significant expenses associated with the use of independent contractors to convert product software to a Windows95 environment. The Company not only reduced its dependence on independent contractors but also reduced its personnel costs in 1997. The Company, in December 1997, successfully released its new Windows95 based BreezePF software which is used on the majority of its products. In addition, the Company made significant strides in redesigning several products to improve serviceability and reduce associated manufacturing expenses. The Company expects to benefit from these efforts in 1998.

         RESTRUCTURING EXPENSES. Restructuring expenses of $1,711,000 for the year ended December 31, 1997 included severance, legal, accounting and consulting expenses associated with the restructuring activities implemented in the first quarter of 1997.

         OTHER INCOME. The Company recognized income of $1,438,000 in 1996 in connection with the settlement of a lawsuit with SensorMedics Corporation.

         NET INTEREST EXPENSE. The Company incurred net interest expense of $329,000 in 1997 compared to $189,000 in 1996, which resulted from increased interest payments related to higher rates of interest and levels of borrowings under the Company's working capital line of credit used to finance losses from operations and working capital requirements.

         INCOME TAX BENEFIT. The Company recognized no income tax benefit for 1997 compared to $48,000 recognized in 1996. Effective tax rates for income tax benefits are less than the statutory rates because the

Company does not have sufficient taxable income in prior years to carry back recent losses and because the Company has increased its deferred income tax valuation allowance due to uncertainty regarding the realization of future income tax benefits.

NEW ACCOUNTING STANDARDS

         In June 1997, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards (SFAS) No. 130, "Reporting Comprehensive Income", which will be effective for the Company beginning January 1, 1998. SFAS No. 130 requires the disclosure of comprehensive income and its components in the general-purpose financial statements. The adoption by the Company of SFAS No. 130 is not expected to have a material effect on results of operations or financial position.

         In June 1997, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards (SFAS) No. 131, "Disclosures about Segments of an Enterprise and Related Information", which will be effective for the Company beginning January 1, 1998. SFAS No. 131 redefines how operating segments are determined and requires disclosures of certain financial and descriptive information about a Company's operating segments. Although the Company has not completed its analysis of operating segments on which it will report, the adoption by the Company of SFAS No. 131 is not expected to have a material effect on results of operations or financial position.

INFLATION

         The Company believes that inflation did not have a significant impact on the Company's operations in 1997 or 1996.

YEAR 2000

         The Company has assessed the impact of the transition to the year 2000 on its software applications. Management does not believe that any material issues exist with internally developed software and has received confirmation from vendors of certain purchased software that current releases or upgrades, if installed, are year 2000 compliant. The Company plans to install current releases or upgrades at a cost approximating $30,000. Failure to implement such releases or upgrades, or the failure of software vendors to have eliminated the issues as represented, could materially and adversely affect the Company.

LIQUIDITY AND CAPITAL RESOURCES

         As of December 31, 1997, the Company had cash of $387,000 and working capital of $358,000. The Company financed part of its $4,962,000 net loss with a $2,393,000 decrease in inventory and a $924,000 decrease in accounts receivable. Cash provided from financing activities was generated through the issuance of common stock in private sales to investors for net proceeds of $2,935,000. The cash provided from financing activities was used to reduce net borrowings under the Company's line of credit by $1,146,000 and for investing in capital expenditures of $215,000 and software production costs of $417,000.

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

         At December 31, 1997, the Company had a working capital line of credit with a bank that provides for total borrowings, based on available collateral, of up to $4,100,000, at the discretion of the lender, and expires March 31, 2000. Total borrowings outstanding under the credit agreement are secured by the Company's accounts receivable and inventories. The credit agreement contains certain restrictive covenants as well as limitations on capital expenditures and payment of dividends. The credit line allows the Company to borrow up to 75% of eligible domestic accounts receivable, 40% of eligible domestic inventory (not to exceed $1,500,000), and 90% of eligible foreign accounts receivable.

         During 1997, the Company entered into financing arrangements with certain vendors which provide for payment of outstanding balances in equal monthly installments for up to 36 months. The balances which will be paid after December 31, 1998, have been classified as long-term accounts payable financed with vendors. The amounts due under the agreements are $748,000 and $59,000 for 1999 and 2000, respectively.

         In November 1997, the Company entered into agreements to sell to private investors up to 727,272 shares of common stock at a price of $4.125 per share. These investors purchased 363,636 shares for $1,500,000 on November 12, 1997. Subsequent to December 31, 1997, these investors purchased 242,424 additional shares for $1,000,000 on January 30, 1998 and 121,212 additional shares for $500,000 on February 10, 1998.

         The Company has no material commitments for 1998 capital expenditures. The Company believes that its revenues from operations and the $1,500,000 of proceeds received from the sale of common stock in January and February 1998, together with cash and borrowings under its credit facility will be adequate to satisfy its liquidity and capital resource needs through 1998.

ITEM 7.  FINANCIAL STATEMENTS

         The following consolidated financial statements of the Company are included herein:

         Independent Auditors' Report
         Consolidated Balance Sheets-December 31, 1997 and 1996
         Consolidated Statements of Operations-Years ended December 31, 1997 and 1996
         Consolidated Statements of Shareholders' Equity-Years ended December 31, 1997 and 1996
         Consolidated Statements of Cash Flows-Years ended December 31, 1997 and 1996
         Notes to Consolidated Financial Statements-Years ended December 31, 1997 and 1996

INDEPENDENT AUDITORS' REPORT


Shareholders and Board of Directors
Medical Graphics Corporation

We have audited the accompanying consolidated balance sheets of Medical Graphics Corporation and Subsidiary (the Company) as of December 31, 1997 and 1996 and the related consolidated statements of operations, shareholders' equity, and cash flows for the years then ended. These consolidated financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these consolidated financial statements based on our audits.

We conducted our audits in accordance with generally accepted auditing standards. Those standards require that we plan and perform the audits to obtain reasonable assurance about whether the consolidated financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the consolidated financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the consolidated financial statements present fairly, in all material respects, the financial position of Medical Graphics Corporation and Subsidiary at December 31, 1997 and 1996 and the results of their operations and of their cash flows for the years then ended, in conformity with generally accepted accounting principles.





February 13, 1998                                    /s/ Deloitte & Touche LLP
Minneapolis, Minnesota

MEDICAL GRAPHICS CORPORATION

CONSOLIDATED BALANCE SHEETS
DECEMBER 31, 1997 AND 1996 (IN THOUSANDS, EXCEPT PER SHARE AMOUNTS)

                                                                               1997            1996
ASSETS

CURRENT ASSETS:
   Cash                                                                     $       387     $      545
   Accounts receivable, less allowance for doubtful
      accounts of $164 and $496, respectively                                     3,890          4,814
   Inventories (Notes 1 and 2)                                                    4,240          6,633
   Prepaid expenses and other current assets                                        272            193
                                                                            -----------     ----------
             Total current assets                                                 8,789         12,185

EQUIPMENT AND FIXTURES (Notes 1 and 3)                                            4,072          3,857
   Less accumulated depreciation                                                  3,110          2,531
                                                                            -----------     ----------
             Equipment and fixtures, net                                            962          1,326

SOFTWARE PRODUCTION COSTS, less accumulated
   amortization of $855 and $568, respectively (Note 1)                             602            472

OTHER ASSETS                                                                         13             20

                                                                            $    10,366     $   14,003
                                                                            -----------     ----------
                                                                            -----------     ----------
LIABILITIES AND SHAREHOLDERS' EQUITY

CURRENT LIABILITIES:
   Accounts payable                                                         $     2,261     $      921
   Accounts payable financed with vendors - current (Note 1)                      1,145          1,742
   Note payable (Note 7)                                                          2,254          3,400
   Employee compensation                                                            786            978
   Deferred service contract revenue                                                896            988
   Warranty reserve                                                                 414            563
   German office closing reserve (Note 4)                                           179            700
   Other liabilities and accrued expenses                                           496            430
                                                                            -----------     ----------
             Total current liabilities                                            8,431          9,722

LONG-TERM ACCOUNTS PAYABLE FINANCED WITH VENDORS (Note 1)                           807          1,736

COMMITMENTS AND CONTINGENCIES (Notes 6 and 11)

SHAREHOLDERS' EQUITY (Notes 1, 8, 9 and 12):
   Class A stock, par value $.05 per share; 500 shares authorized, liquidation preference of $3.38 per share, 444 issued and
      outstanding                                                                    22
   Common stock, par value $.05 per share; authorized 9,500 shares;
      issued and outstanding 2,969 and 2,559, respectively                          148            128
   Additional paid-in capital                                                    13,727         10,224
   Retained deficit                                                             (12,769)        (7,807)
                                                                            -----------     ----------
             Total shareholders' equity                                           1,128          2,545
                                                                            -----------     ----------
                                                                            $    10,366     $   14,003
                                                                            -----------     ----------
                                                                            -----------     ----------

See notes to consolidated financial statements.

MEDICAL GRAPHICS CORPORATION

CONSOLIDATED STATEMENTS OF OPERATIONS
YEARS ENDED DECEMBER 31, 1997 AND 1996
(IN THOUSANDS, EXCEPT PER SHARE AMOUNTS)

                                                                        1997           1996
REVENUES:
   Equipment sales                                                   $    14,492     $   15,422
   Service and supplies revenue                                            4,681          4,867
                                                                     -----------     ----------
             Total revenues                                               19,173         20,289

COST OF GOODS SOLD:
   Cost of equipment sales                                                 9,635         11,352
   Cost of service and supplies revenues                                   2,509          3,288
                                                                     -----------     ----------
             Total cost of goods sold                                     12,144         14,640
                                                                     -----------     ----------

GROSS MARGIN                                                               7,029          5,649

OPERATING EXPENSES:
   Selling and marketing                                                   6,282          8,186
   General and administrative                                              1,802          4,369
   Research and development                                                1,867          2,762
   Restructuring (Note 4)                                                  1,711            700
                                                                     -----------     ----------
             Total operating expenses                                     11,662         16,017
                                                                     -----------     ----------

LOSS FROM OPERATIONS                                                      (4,633)       (10,368)

OTHER (EXPENSE) INCOME:
   SensorMedics settlement, net of settlement costs (Note 11)                             1,438
   Interest expense                                                         (329)          (189)
                                                                     -----------     ----------
             Total other (expense) income, net                              (329)         1,249
                                                                     -----------     ----------

LOSS BEFORE INCOME TAX BENEFIT                                            (4,962)        (9,119)

INCOME TAX BENEFIT (Note 5)                                                                  48
                                                                     -----------     ----------
NET LOSS                                                             $    (4,962)    $   (9,071)
                                                                     -----------     ----------
                                                                     -----------     ----------

BASIC AND DILUTIVE NET LOSS PER SHARE OF COMMON STOCK (Note 1)       $    (1.67)     $    (3.56)
                                                                     -----------     ----------
                                                                     -----------     ----------

WEIGHTED AVERAGE COMMON SHARES OUTSTANDING                                 2,966          2,545
                                                                     -----------     ----------
                                                                     -----------     ----------

See notes to consolidated financial statements.

MEDICAL GRAPHICS CORPORATION

CONSOLIDATED STATEMENTS OF SHAREHOLDERS' EQUITY (IN THOUSANDS)

                                                                                            ADDITIONAL     RETAINED
                                              CLASS A STOCK            COMMON STOCK           PAID-IN      EARNINGS
                                            SHARES     AMOUNT       SHARES       AMOUNT       CAPITAL      (DEFICIT)       TOTAL
BALANCE AT DECEMBER 31, 1995                                         2,496    $     125    $    9,921    $    1,264    $   11,310

   Net loss                                                                                                  (9,071)       (9,071)
   Common stock issued upon exercise of
      stock options                                                     45            2           229                         231
   Common stock issued under Employee
      Stock Purchase Plan                                               18            1            74                          75
                                                                 ---------    ---------    ----------    ----------    ----------

BALANCE AT DECEMBER 31, 1996                                         2,559          128        10,224        (7,807)        2,545

   Net loss                                                                                                  (4,962)       (4,962)
   Class A stock issued in a private sale,
      net of issuance costs                  444    $      22                                   1,434                       1,456
   Common stock issued to a director                                    30            1           101                         102
   Common stock issued in a  private sale,
      net of issuance costs                                            364           18         1,394                       1,412
   Common stock issued under Employee
      Stock Purchase Plan                                               16            1            66                          67
   Warrants issued in conjunction with
      restructuring the Company (Note 4)                                                          508                         508
                                            ----    ---------    ---------    ---------    ----------    ----------    ----------

BALANCE AT DECEMBER 31, 1997                 444    $      22        2,969    $     148    $   13,727    $  (12,769)   $    1,128
                                            ----    ---------    ---------    ---------    ----------    ----------    ----------
                                            ----    ---------    ---------    ---------    ----------    ----------    ----------


See notes to consolidated financial statements.

MEDICAL GRAPHICS CORPORATION

CONSOLIDATED STATEMENTS OF CASH FLOWS
YEARS ENDED DECEMBER 31, 1997 AND 1996 (IN THOUSANDS)

                                                                   1997           1996
CASH FLOWS FROM OPERATING ACTIVITIES:
   Net loss                                                      $  (4,962)    $   (9,071)
   Adjustments to reconcile net loss to net cash used
        in operating activities:
      Depreciation                                                     579            765
      Amortization, principally software production costs              287            276
      Common stock and warrants issued in conjunction with
        restructuring the Company (Note 4)                             610
      Changes in operating assets and liabilities:
        Accounts receivable                                            924          4,368
        Inventory                                                    2,393           (473)
        Prepaid expenses and other assets                              (72)           (12)
        Refundable income taxes                                                       443
        Accounts payable                                              (186)         2,573
        Employee compensation, other liabilities and
          accrued expenses                                            (126)           688
        Warranty reserve                                              (149)           323
        Germany office closing reserve                                (521)
        Deferred service contract revenue                              (92)          (168)
                                                               ------------    ----------
             Net cash used in operating activities                  (1,315)          (288)

CASH FLOWS FROM INVESTING ACTIVITIES:
   Capital expenditures                                               (215)          (884)
   Software production costs                                          (417)          (345)
                                                               ------------    ----------
             Net cash used in investing activities                    (632)        (1,229)

CASH FLOWS FROM FINANCING ACTIVITIES:
   Net (payments) borrowings under line of credit agreement         (1,146)         1,725
   Proceeds from stock options exercised                                              231
   Net proceeds from sale of Class A stock and common stock          2,935             75
                                                               -----------     ----------
             Net cash provided by financing activities               1,789          2,031
                                                               -----------     ----------

(DECREASE) INCREASE IN CASH                                           (158)           514

CASH AT BEGINNING OF YEAR                                              545             31
                                                               -----------     ----------

CASH AT END OF YEAR                                            $       387     $      545
                                                               -----------     ----------
                                                               -----------     ----------


See notes to consolidated financial statements.

MEDICAL GRAPHICS CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS YEARS ENDED DECEMBER 31, 1997 AND 1996 (IN THOUSANDS, EXCEPT PER SHARE AMOUNTS)

1.       DESCRIPTION OF BUSINESS, LIQUIDITY AND SIGNIFICANT ACCOUNTING POLICIES

         BUSINESS - Medical Graphics Corporation (the Company) designs and produces innovative noninvasive diagnostic systems for the prevention, early detection, and cost-effective treatment of heart and lung disease. In addition, the Company purchases for resale under its own name noninvasive sleep diagnostic systems.

         LIQUIDITY - The Company's working capital requirements for 1997 were met principally through amounts borrowed on the Company's line of credit (see Note 7), the issuance of Class A stock and common stock under private sales to investors (see Note 8) and credit arranged with the Company's vendors. This vendor credit consisted of the Company entering into financing arrangements with certain vendors which provided for payment of outstanding balances in equal monthly installments for up to 36 months. The remaining amounts due under these vendor agreements are payable in the amount of $1,145, $748, and $59, in 1998, 1999 and 2000, respectively. The balances outstanding at December 31, 1997 which will be paid after December 31, 1998 have been classified as long-term accounts payable financed with vendors.

         In addition, the Company incurred net losses of $4,962 and $9,071 for the years ended December 31, 1997 and 1996, respectively. Management plans to generate profitable operations by increasing revenues, improving gross margins and controlling expenses. There can be no assurance the Company will be able to generate profitable operations in the future.

         CONSOLIDATION - The financial statements include the accounts of the Company and its wholly owned subsidiary, Medical Graphics Corporation, GmbH (MGCG). All intercompany transactions have been eliminated. The operations of MGCG were discontinued early in 1997 (see Note 4).

         INVENTORIES - Inventories are valued at the lower of cost or market determined by the first-in, first-out method. The Company has a reserve of $636 and $1,678 recorded at December 31, 1997 and 1996, respectively, to reduce certain excess quantities and obsolete items to their net realizable value.

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

         REVENUE RECOGNITION - Sales are recorded by the Company when products are shipped or services are provided to the customer.

         DEFERRED SERVICE CONTRACTS - Amounts billed to customers under service contracts are deferred and recognized in income over the term of the agreement, and costs are recognized as incurred.

         INCOME TAXES - Income taxes are recorded under the liability method. Deferred income taxes are recorded to reflect the tax consequences in future years of differences between the basis of assets and liabilities for income tax and for financial reporting purposes using enacted tax rates in effect during the year in which the differences are expected to reverse. Deferred tax asset valuation allowances are recorded to reduce deferred tax assets to the amount expected to be realized.

         BASIC AND DILUTIVE NET LOSS PER SHARE - In 1997, the Company adopted Statement of Financial Accounting Standards (SFAS) No. 128, EARNINGS PER SHARE. Basic net loss per share of common stock is computed by dividing net loss by the weighted average number of common shares outstanding during each year. Net loss per share amounts presented for 1996 have been restated for the adoption of SFAS No. 128. Common equivalent shares from stock options and warrants to purchase 895 and 610 shares of common stock at a range of $2.88 to $15.00 and $4.50 to $15.00 were outstanding during 1997 and 1996, respectively, but are excluded from the computation of dilutive net loss per share as their effect is antidilutive. Therefore, basic and dilutive net loss per share amounts are equal for each of the periods presented.

         SALES AND SEGMENT INFORMATION - The Company manufactures and sells its products to customers primarily in the medical field and operates in only one business segment. The Company grants its customers credit in connection with sales of its products. It performs periodic credit evaluations of its customers' financial condition and generally does not require collateral. The Company requires irrevocable letters of credit on sales to certain foreign customers. Receivables generally are due within 30 days for domestic customers. Credit losses relating to customers have consistently been within management's expectations. Export sales to foreign countries primarily in Europe and the Pacific Rim accounted for 18% and 27% of total sales in 1997 and 1996, respectively.

         USE OF ESTIMATES - The preparation of the consolidated financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the amounts reported in the financial statements and accompanying notes. Actual results could differ from the estimates.

         IMPAIRMENT OF LONG-LIVED ASSETS - The Company records losses on long-lived assets used in operations when indicators of impairment are present and the undiscounted cash flows estimated to be generated by those assets are less than the carrying amount. To the extent long-lived assets are considered impaired, such assets are adjusted to their estimated fair values with fair value determined by the present value of discounted future cash flows or, to the extent such long-lived assets are held for sale, the estimated sales proceeds less costs of disposal.

         RECLASSIFICATIONS - Certain reclassifications have been made to the 1996 financial statements to conform to the classifications used in 1997. These reclassifications had no effect on previously reported net loss or shareholders' equity.

2.         INVENTORIES

           At December 31, the Company's inventories consisted of the following components:

                                                                                                   1997           1996
         Purchased components and work-in-process                                               $     2,604     $    3,195
         Finished goods                                                                               1,636          3,438
                                                                                                -----------     ----------
                                                                                                $     4,240     $    6,633
                                                                                                -----------     ----------
                                                                                                -----------     ----------

3.         EQUIPMENT AND FIXTURES

           At December 31, the Company's equipment and fixtures consisted of the following:

                                                                                                   1997           1996

         Building improvements                                                                  $       733     $      722
         Computer equipment                                                                           1,491          1,387
         Manufacturing equipment                                                                        933            928
         Furniture and fixtures                                                                         915            820
                                                                                                -----------     ----------
         Total equipment and fixtures, at cost                                                        4,072          3,857
         Less accumulated depreciation                                                                3,110          2,531
                                                                                                -----------     ----------
                                                                                                $       962     $    1,326
                                                                                                -----------     ----------
                                                                                                -----------     ----------

4.       RESTRUCTURING

         During December 1996, the Board of Directors approved closing the Company's sales and marketing subsidiary in Germany and authorized implementation of a restructuring plan. The Company recorded a $700 charge to operations in the fourth quarter of 1996 related to expected exit costs of the German office. During 1997, the Company implemented a restructuring plan that included the termination of certain employees and the renegotiation of the Company's bank line of credit (see Note
         7). Restructuring expenses of $1,711 for 1997 included employee severance, write off of deferred financing fees, and related legal, consulting and accounting expenses.

         In connection with the restructuring plan, the Company granted, in 1997, the former chairman of the Company a warrant to purchase 130 shares of common stock at a price of $4.00 per share in exchange for certain consulting services to the Company. The warrant expires on March 31, 2000. The Company also issued 30 shares of common stock and granted a warrant to purchase 150 shares of common stock at a price of $3.38 per share to an individual for services provided in connection with the restructuring of the Company's operations. This individual also was elected the Chairman of the Board of Directors.
         The warrant expires on March 31, 2002.

5.         INCOME TAXES

           Significant components of the income tax benefit are as follows:

                                                                          1997           1996
         Current:
           Federal                                                   $      -        $      (28)
           State                                                                            (20)
                                                                    -----------     -----------
         Income tax benefit                                          $      -        $      (48)
                                                                    -----------     -----------
                                                                    -----------     -----------

         Significant components of the Company's deferred tax assets and liabilities at December 31 are as follows:

                                                                          1997           1996
         Allowance for bad debts                                     $        58     $      176
         Inventory reserve                                                   226            439
         Warranty reserve                                                    147            200
         Restructuring reserve                                                63            238
         Vacation accrual                                                     48             77
         Deferred service contract revenue                                    60             35
         Valuation allowance                                                (602)        (1,165)
                                                                     ------------    -----------
                     Total current                                            -              -

         Inventory capitalization                                              3            (14)
         Capitalized software and patents                                   (214)          (154)
         Net operating loss and tax credit carryforwards                   4,003          2,402
         Valuation allowance                                              (3,792)        (2,234)
                                                                     -----------     ----------
                     Total noncurrent                                         -              -
                                                                     -----------     ---------

         Net deferred tax assets                                     $        -      $       -
                                                                     -----------     ---------
                                                                     -----------     ---------

         Reconciliations of the Company's expected income tax benefits computed at the U.S. federal statutory tax rate to the income tax benefits recorded are as follows:

                                                                          1997           1996
         Income tax benefit at statutory rate                        $    (1,737)    $   (3,175)
         Foreign tax loss                                                                   172
         Increase of deferred tax asset valuation allowance                  995          2,864
         Utilization of net operating loss carryforward related
           to IRS audit adjustments for 1994 and 1993                        613
         Other                                                               129             91
                                                                     -----------     ----------
                                                                     $       -       $      (48)
                                                                     -----------     ----------
                                                                     -----------     ----------

         As of December 31, 1997, the Company has federal and state net operating loss carryforwards of $11,274 that expire from 2002 through 2012. The Company's income tax returns through December 31, 1995 have been examined by the Internal Revenue Service. Total income taxes paid were $24 and $26 in 1997 and 1996, respectively.

6.       LEASES

         The Company leases office and manufacturing facilities, automobiles, and various office accessories. The building lease expires in 2002, at which time the Company has an option to renew the lease for an additional four years. The Company has the option to purchase the building at the end of each lease expiration period at the building's fair market value.

         Future minimum lease payments under noncancelable operating leases with remaining terms of one year or more consisted of the following at December 31, 1997:

         Year ending December 31:

         1998                       $      420
         1999                              381
         2000                              357
         2001                              351
         2002                              172
         Thereafter                          0
                                    ----------
                                    $    1,681
                                    ----------
                                    ----------

         Rent expense for the years ended December 31, 1997 and 1996 was $490 and $494, respectively.

7.       NOTE PAYABLE TO BANK

         In March 1997, the Company obtained a new credit agreement with Norwest Business Credit Inc. (Norwest) that provides for total borrowings, based on available collateral as defined, of up to $4,100, at the discretion of Norwest, and expires March 31, 2000. Total borrowings outstanding under the credit agreement are secured by the Company's accounts receivable and inventories. The credit agreement contains certain restrictive covenants, including maintenance of minimum net worth (as defined), earnings requirements, and debt service requirements as well as limitations on capital expenditures and payment of dividends. The credit line allows the Company to borrow up to 75% of eligible domestic accounts receivable, 40% of eligible domestic inventory (not to exceed $1,500), and 90% of eligible foreign accounts receivable.

         Borrowings under the line of credit bear interest at the Norwest "base" rate plus 4.0% (12.5% at December 31, 1997). The "base" rate is equal to the interest rate publicly announced by Norwest Bank Minnesota, National Association from time to time as its "base" rate. The line of credit contains a minimum monthly interest charge of $15. In addition, the Company granted to Norwest a three-year warrant to purchase 62.5 shares of the Company's common stock at an exercise price of $3.38 per share.

         The Company had outstanding borrowings of $2,254 and $3,400 at December 31, 1997 and 1996, respectively. Total interest paid was $329 and $167 for the years ended December 31, 1997 and 1996, respectively. In June and November 1997, the Company amended its line of credit agreement. As of December 31, 1997, the Company was in compliance with all financial covenants pursuant to the amended line of credit agreement.

8.       CAPITAL STOCK

         In March 1997, the Company's Board of Directors authorized 500 shares of a new class of participating convertible stock (Class A stock). The Class A stock has voting rights and a liquidation preference of $3.38 per share over the common stock. Each share is currently convertible to one share of common stock. The Company issued 444 shares of the new class of stock at $3.38 per share, for net proceeds of $1,456.

         In October 1997, the Company's Board of Directors authorized the issuance of additional common stock in a private sale to investors. On November 10, 1997 the Company agreed to sell up to 727 shares of the Company's common stock at a price of $4.13 per share. The investors purchased 364 shares for $1,500 (less costs of issuance of $88) on November 12, 1997 and 363 shares for $1,500 (less costs of issuance of $31) in 1998 (see Note 12).

9.       STOCK OPTION PLANS, EMPLOYEE STOCK PURCHASE PLAN AND 401(k) PLAN

         The Company has an Employee Incentive Stock Option Plan under which a total of 900 shares have been reserved for issuance, with 322 shares remaining reserved and unissued at December 31, 1997. Options are generally issued at prices not less than the fair market value at the date of grant and become exercisable over a one- to five-year period. Also, under the Option Plan, nonqualified options have been issued to certain nonemployees. These options become exercisable over a one- to five-year period following the date of grant.

         The Company also has a Nonemployee Director Compensation Plan, which provides for the granting of nonqualified options for up to 250 shares of common stock to nonemployee members of the Board of Directors as well as the Chairman of the Board. Under the plan, an option to purchase 10 shares of Common Stock will be granted automatically when an eligible director is first elected to the Board of Directors of the Company. An option to purchase 1.5 shares (3 shares for the Chairman of the Board) will be granted automatically following each Board Meeting personally attended by each director, not to exceed 9 shares (18 shares for the Chairman of the Board) per director annually. An option to purchase .5 shares will be granted automatically following each Board Committee Meeting personally attended by each director, not to exceed
         1.5 shares per director annually. The option exercise price per share will equal the fair market value of the common stock on the date of grant. All options granted under the plan become exercisable one year after the date of grant.

           A summary of option activity is as follows:

                                                Employee           Weighted                               Weighted
                                                Incentive           Average         Nonqualified           Average
                                              Stock Options        Exercise         Stock Options         Exercise
                                               Outstanding           Price           Outstanding            Price
         Balance at December 31, 1995                221           $6.62                   231            $7.54

           Granted                                    95            5.87                   165             5.52
           Exercised                                 (39)           4.50
           Canceled or expired                       (61)           8.51                    (2)            3.50
                                                 -------                               -------

         Balance at December 31, 1996                216            6.14                   394             6.72

           Granted                                   267            3.69                   208             3.64
           Canceled or expired                      (164)           6.28                  (369)            6.68
                                                 -------                               -------

         Balance at December 31, 1997                319           $4.02                   233            $4.03
                                                 -------           -----               -------            -----
                                                 -------           -----               -------            -----

         Exercisable at December 31, 1996             86           $6.70                   210            $7.71
                                                 -------           -----               -------            -----
                                                 -------           -----               -------            -----

         Exercisable at December 31, 1997             83           $4.75                   143            $4.06
                                                 -------           -----               -------            -----
                                                 -------           -----               -------            -----

         The Company's Employee Stock Purchase Plan (the ESP Plan), a qualified plan pursuant to Internal Revenue Code Section 423, became effective in May 1993. The ESP Plan gives eligible employees an opportunity to purchase the Company's common stock, through payroll deductions not exceeding 15% of eligible compensation, at a per share price of 85% of the lesser of the fair value on the first day or the last day of each six-month purchase period. The six-month purchase periods begin on July 1 and January 1 of each year. Participating employees may purchase a maximum of 5 shares during each purchase period and no more than $25 of fair value of stock in each calendar year. A total of 200 shares have been authorized for issuance under the ESP Plan. Shares issued under the ESP Plan in 1997 and 1996 were 16 and 18 shares, respectively. The ESP Plan will terminate on January 1, 2003, unless extended by the Board of Directors.

         In 1996, the Company adopted Statement of Financial Accounting Standards (SFAS) No. 123, ACCOUNTING FOR STOCK-BASED COMPENSATION. The Company has elected to continue following the accounting guidance of Accounting Principles Board Opinion No. 25, ACCOUNTING FOR STOCK ISSUED TO EMPLOYEES, for measurement and recognition of stock-based transactions with employees. No compensation cost has been recognized for options issued under the stock option plans, because the exercise price of all options granted was at least equal to the fair value of the common stock on the date of the grant. Had compensation costs for the stock options issued to certain directors and employees and common stock issued under the ESP Plan been determined at the grant date, based on the fair value provisions of SFAS No. 123, the Company's 1997 and 1996 pro forma net loss would have been $5,385 and $9,303, respectively, and basic and dilutive net loss per share would have been $1.82 and $3.66, respectively.

         The fair value of each option grant is estimated on the date of grant using the Black-Scholes option-pricing model with the following weighted average assumptions: dividend yield of 0%; a risk-free interest rate of 6.5% and 6.1% in 1997 and 1996, respectively; an expected life of 7 and 10 years in 1997 and 1996, respectively; and expected volatility of 54% and 44% in 1997 and 1996, respectively. The weighted average fair value of options issued in 1997 and 1996 was $2.49 and $3.76, respectively.

         Substantially all employees of the Company may participate in a defined contribution plan established under the provisions of Section 401(k) of the Internal Revenue Code. The plan generally provides for a contribution by the employee of up to 15% of their gross earnings with a 25% matching contribution by the Company on the first 6% of gross earnings. The Company expensed contributions to the plan of approximately $12 and $62 in 1997 and 1996, respectively.

10.      RELATED-PARTY TRANSACTIONS

         An officer and former director of the Company who resigned in October 1997 is the president of ErgometRx Corporation and is the husband of an officer/Chairman of the Board of Directors who resigned in March 1997. ErgometRx Corporation possesses certain proprietary information and prototype hardware relating to an exercise bike used for stress testing and physical exercise. The Company has obtained an exclusive license to manufacture and sell products utilizing this proprietary information in certain markets under a five-year royalty agreement. Under this agreement, the Company paid royalties of $0 and $40 in 1997 and 1996, respectively. During 1996, the Company advanced ErgometRx Corporation approximately $165 in cash and products, which was fully reserved for at December 31, 1996.

         An officer/Chairman of the Board of Directors of the Company who resigned in March 1997 is also the president of e-med. OnCall, Inc. During 1996, the Chairman began a transition from the Company to e-med.OnCall, Inc. As part of this transition, the Company transferred equipment with a net book value of approximately $75 to a new office for the Chairman and paid certain administrative expenses in the amount of approximately $60 with respect to that office. This office also serves as the office for e-med.OnCall, Inc. All such amounts were recorded as administrative expense during 1996.

         The current Chairman of the Board of Directors is the president of Manchester Companies. As part of the restructuring plan in 1997, the Board of Directors engaged Manchester Companies to provide investment banking and management consulting services to the Company. During 1997, $265 was paid to Manchester Companies for those services. In addition, the Company was paid $10 for administrative services that were provided to Manchester Companies.

11.      LITIGATION

         During 1995, the Company was awarded a judgment of $4.35 million, related to a patent infringement suit against a competitor. The judgment was to be paid over an eight-year period. The Company received $975 after associated legal costs during 1995. The Company recorded the gain as cash was received due to uncertainty regarding the ultimate collectibility of the judgment. During 1996, the competitor was acquired by a third party and pursuant to the terms of the settlement agreement, the Company received the net present value of the remaining payments. The Company received $1,438 after paying associated legal costs in 1996.

         The Company is a defendant in various claims and litigation which are incidental to its business. Management is of the opinion that certain of these matters are covered by insurance and that ultimate settlement of these matters will not have a material impact on its consolidated financial statements.

12.      SUBSEQUENT EVENTS

         In November 1997, the Company entered into agreements with investors for the issuance of up to 727 shares of the Company's common stock at a price of $4.13 per share. These investors purchased 364 shares on November 12, 1997 (see Note 8). Under the terms of the agreement, each investor had the right to purchase and the Company had the right to require the investor to purchase such additional shares at a purchase price of $4.13 per share, subject to certain conditions, on or before February 23, 1998. These investors purchased 242 shares for $1,000 on January 30, 1998 and 121 shares for $500 on February 10, 1998. The following unaudited pro forma shareholders' equity as of December 31, 1997 gives effect to issuances of common stock subsequent to December 31, 1997:


                                                                  Unaudited
                                                                  Pro Forma
                                                                   Amount
             Class A stock                                      $          22
             Common stock                                                 166
             Additional paid-in capital                                15,178
             Retained deficit                                         (12,769)
                                                                -------------
                 Pro forma shareholders' equity                 $       2,597
                                                                -------------
                                                                -------------


ITEM 8. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

         On January 24, 1997, the Company filed a Report on Form 8-K reporting that it had dismissed Ernst & Young LLP as its principal independent auditor and on March 4, 1997 filed a Report on Form 8-K indicating that it had engaged Deloitte & Touche LLP as its independent auditors for the year ended December 31, 1996. The Reports on Form 8-K also indicated that there were no disagreements between the Company and Ernst & Young LLP on any matter with respect to accounting policies or practices.

                                     PART III

ITEM 9. DIRECTORS, EXECUTIVE OFFICERS, PROMOTERS AND CONTROL PERSONS; COMPLIANCE WITH SECTION 16(a) OF THE EXCHANGE ACT

         The information contained under the headings "Election of Directors", "Executive Officers of the Company", and "Section 16(a) Beneficial Ownership Reporting Compliance" in the Company's definitive proxy statement for its Annual Meeting of Shareholders, a definitive copy of which will be filed within 120 days of December 31, 1997, is hereby incorporated by reference.

ITEM 10. EXECUTIVE COMPENSATION

         The information contained under the heading "Executive Compensation" in the Company's definitive proxy statement for its 1998 Annual Meeting of Shareholders, is hereby incorporated by reference.

ITEM 11. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

         The information contained under the heading "Security Ownership of Certain Beneficial Owners and Management" in the Company's definitive proxy statement for its 1998 Annual Meeting of Shareholders, is hereby incorporated by reference.

ITEM 12. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

         The information contained under the heading "Certain Transactions" in the Company's definitive proxy statement for its 1998 Annual Meeting of Shareholders, is hereby incorporated by reference.

ITEM 13. EXHIBITS AND REPORTS ON FORM 8-K

(A)      EXHIBITS
                                                 INDEX TO EXHIBITS

Exhibit Number             Description                                Exhibit Method of Filing
--------------------------------------------------------------------------------------------------------
3.1               Restated Articles of Incorporation,             Exhibit 3(a) to Report on Form 10-KSB
                  as amended                                      for the year ended December 31, 1991,
                                                                  file no. 0-9899

3.2               Amended bylaws                                  Exhibit 3(b) to Report on Form 10-KSB
                                                                  for the year ended December 31, 1992,
                                                                  file no. 0-9899

4.1               Certificate of Rights and Preferences           Exhibit 4.1 to Report on Form 10-KSB
                  of Class A Stock of the Company                 for the year ended December 31, 1996,
                                                                  file no. 0-9899

10.1              Seventh Amendment to Lease for                  Exhibit 10(b) to Report on Form 10-KSB
                  350 Oak Grove Parkway, St. Paul,                for the year ended December 31, 1994,
                  Minnesota                                       file no. 0-9899

10.2              Credit Agreement dated March 31, 1997           Exhibit 10.2 to Report on Form 10-KSB
                  between the Company and Norwest Bank            for the year ended December 31, 1996,
                  Minnesota, N.A.                                 file no. 0-9899

10.2.1            Letter Amendment dated                          Filed electronically herewith
                  November 12, 1997

10.3              Credit and Security Agreement dated             Exhibit 10.3 to Report on Form 10-KSB
                  March 31, 1997 between the Company              for the year ended December 31, 1996,
                  and Norwest Business Credit, Inc.               file no. 0-9899

10.3.1            Letter Amendment dated April 14, 1997           Exhibit 10.3.1 to Report on Form 10-KSB
                                                                  for the year ended December 31, 1996,
                                                                  file no. 0-9899

10.3.2            Letter Amendment dated                          Filed electronically herewith
                  November 12, 1997

10.4              Warrant between the Company                     Exhibit 10.4 to Report on Form 10-KSB
                  and Norwest Business Credit, Inc.               for the year ended December 31, 1996,
                  dated March 27, 1997                            file no. 0-9899



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

10.7              Warrant Agreement between                       Exhibit 4.1 to Report on Form S-8
                  the Company and Catherine A.                    filed on May 16, 1997,
                  Anderson dated March 25, 1997                   file no. 333-27251

10.8*             Non-Employee Director                           Exhibit 4.1 to Report on Form S-8
                  Compensation Plan                               filed on December 8, 1997,
                                                                  file no. 333-41725

10.9*             Stock Option Agreement between                  Exhibit 10(h) to Report on Form 10-KSB
                  the Company and Donald C.                       for the year ended December 31, 1993,
                  Wegmiller                                       file no. 0-9899

10.10             Registration Rights Agreement between           Exhibit 10.11 to Report on Form 10-KSB
                  the Company and FAMCO II LLC                    for the year ended December 31, 1996,
                                                                  file no. 0-9899

10.11             Registration Rights Agreement between           Exhibit 4 to Schedule 13D/A filed on
                  the Company and FAMCO II LLC,                   November 21, 1997 with respect to FAMCO
                  Special Situations Fund III, L.P.,              II LLC and Family Financial Strategies, Inc.
                  Special Situations Private Equity Fund
                  L.P.(4), Special Situations Cayman Fund
                  L.P.(4)

10.12             Eighth Amendment to Lease for                   Filed electronically herewith
                  350 Oak Grove Parkway, St. Paul,
                  Minnesota.

21.1              The Company has one wholly-owned subsidiary, Medical Graphics Corporation GmbH, located in Germany.

23.1              Independent Auditors' Consent of                Filed electronically herewith
                  Deloitte & Touche LLP

27.1              Financial Data Schedule                         Filed electronically herewith

-----------------------------
*Indicates compensatory contract or arrangement.

(B)         REPORTS ON FORM 8-K

         No reports on Form 8-K were filed during the three months ended December 31, 1997. During the quarter ended March 31, 1998 the Company filed a Report on Form 8-K reporting that it had completed the second tranche of a private equity investment with the issuance of 363,636 shares of common stock for gross proceeds of $1,500,000. See Part II, Item 6, "Liquidity and Capital Resources". In addition, the Company submitted an unaudited pro forma balance sheet and income statement as of and for the year ended December 31, 1997, respectively. The unaudited balance sheet illustrates the Company's compliance with new quantitative maintenance requirements for continued listing on the Nasdaq SmallCap Market, which were effective February 23, 1998.

                                   SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registration has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.


                                                   MEDICAL GRAPHICS CORPORATION



March 26, 1998                                     /s/ Glenn D. Taylor
                                                   ----------------------------
                                                   Glenn D. Taylor, President
                                                   and Chief Executive Officer


Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities on the dates indicated.


Signature                                            Title                              Date
---------                                            -----                             ------

 /s/ Mark W. Sheffert                       Chairman of the Board                       March 26, 1998
------------------------------------        and Director
Mark W. Sheffert


 /s/ Glenn D. Taylor                        President, Chief Executive                  March 26, 1998
------------------------------------        Officer and Director (Principal
Glenn D. Taylor                             Executive Officer)


 /s/ Dale H. Johnson                        Chief Financial Officer                     March 26, 1998
------------------------------------        (Principal Financial and
Dale H. Johnson                             Accounting Officer)


 /s/ Anthony J. Adducci                     Director                                    March 26, 1998
------------------------------------
Anthony J. Adducci


 /s/ Gerald T. Knight                       Director                                    March 26, 1998
------------------------------------
Gerald T. Knight









 /s/ W. Edward McConaghay                   Director                                    March 26, 1998
------------------------------------
W. Edward McConaghay


 /s/ Donald C. Wegmiller                    Director                                    March 26, 1998
------------------------------------
Donald C. Wegmiller


 /s/ John C. Penn                           Director                                    March 26, 1998
------------------------------------
John C. Penn


 /s/ John D. Wunsch                         Director                                    March 26, 1998
------------------------------------------
John D. Wunsch

                                                        37