Form 10QSB
period 1998-03-31
MEDICAL GRAPHICS CORP /MN/
filed 1998-05-13
CIK 352862

                   U. S. SECURITIES AND EXCHANGE COMMISSION
                           Washington, D.C. 20549

                                 FORM 10-QSB

(X) QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 For the quarterly period ended March 31, 1998

                                      OR

(  ) TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT
     OF 1934

        For the transition period from ______________ to _____________

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
     Yes  X     No
         ---       ---
As of April 30, 1998, the Company had outstanding 3,352,495 shares of Common Stock, $.05 par value, and 444,445 shares of Class A Stock, $.05 par value.

Transitional Small Business Disclosure Format:      Yes       No   X
                                                        ---       ---

                        PART I: FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

                         MEDICAL GRAPHICS CORPORATION

                                BALANCE SHEETS
                                 (UNAUDITED)
                                (IN THOUSANDS)

                                                       MARCH 31,   DECEMBER 31,
                                                         1998          1997
                                                       ---------   ------------
ASSETS
   CURRENT ASSETS
      Cash and cash equivalents                       $    103      $    387
      Accounts receivable, net of allowance for
       doubtful accounts of $166 and $164                5,359         3,890
      Inventories:
         Purchased components and work in process        3,258         2,604
         Finished goods                                  1,809         1,636
                                                      --------      --------
                                                         5,067         4,240
      Prepaid expenses                                     346           272
                                                      --------      --------
         Total Current Assets                           10,875         8,789
                                                      --------      --------
   EQUIPMENT AND FIXTURES                                4,078         4,072
      LESS ACCUMULATED DEPRECIATION                      3,261         3,110
                                                      --------      --------
                                                           817           962

   SOFTWARE PRODUCTION COSTS, NET OF ACCUMULATED
    AMORTIZATION OF $935 AND $855                          604           602

   OTHER ASSETS                                             12            13
                                                      --------      --------
                                                      $ 12,308      $ 10,366
                                                      --------      --------
                                                      --------      --------
LIABILITIES AND SHAREHOLDERS' EQUITY
   CURRENT LIABILITIES
      Accounts payable                                $  2,605      $  2,261
      Accounts payable financed with vendors -
       current                                           1,022         1,145
      Bank line of credit                                2,951         2,254
      Employee compensation                                538           786
      Deferred service contract revenue                    942           896
      Warranty reserve                                     374           414
      Other liabilities and accrued expenses               596           675
                                                      --------      --------
            Total Current Liabilities                    9,028         8,431

   COMMITMENTS AND CONTINGENCIES

   LONG-TERM ACCOUNTS PAYABLE FINANCED WITH
      VENDORS                                              584           807

   SHAREHOLDERS' EQUITY
      Class A stock; liquidation preference
       of $3.375 per share                                  22            22
      Common stock                                         168           148
      Additional paid-in capital                        15,270        13,727
      Retained deficit                                 (12,764)      (12,769)
                                                      --------      --------
                                                         2,696         1,128
                                                      --------      --------
                                                      $ 12,308      $ 10,366
                                                      --------      --------
                                                      --------      --------

See accompanying notes to financial statements

                          MEDICAL GRAPHICS CORPORATION

                            STATEMENTS OF OPERATIONS
                                  (UNAUDITED)
                     (IN THOUSANDS, EXCEPT PER SHARE DATA)

                                            THREE MONTHS ENDED
                                                 MARCH 31,
                                           -------------------
                                            1998         1997
                                           ------       ------
REVENUES:

   Equipment sales                         $3,833       $ 3,623
   Service and supplies revenues            1,237         1,134
                                           ------       -------
      Total revenues                        5,070         4,757

COST OF REVENUES                            2,858         3,218
                                           ------       -------
   Gross margin                             2,212         1,539

OPERATING EXPENSES:
   Selling and marketing                    1,210         1,539
   General and administrative                 493           374
   Research and development                   407           522
   Provision for restructuring                            1,346
                                           ------       -------
                                            2,110         3,781
                                           ------       -------
INCOME (LOSS) FROM OPERATIONS                 102        (2,242)

   Interest expense                           (97)          (85)
                                           ------       -------
INCOME (LOSS) BEFORE INCOME TAXES               5        (2,327)

   Income tax benefit                           0             0
                                           ------       -------
NET INCOME (LOSS)                          $    5       $(2,327)
                                           ------       -------
                                           ------       -------
NET INCOME (LOSS) PER WEIGHTED AVERAGE
 SHARE
   Basic                                   $ 0.00       $ (0.91)
   Diluted                                 $ 0.00       $ (0.91)
                                           ------       -------
                                           ------       -------
WEIGHTED AVERAGE SHARES OUTSTANDING
   Basic                                    3,654         2,569
   Diluted                                  3,807         2,569

See accompanying notes to financial statements

                         MEDICAL GRAPHICS CORPORATION

                           STATEMENTS OF CASH FLOWS
                                 (UNAUDITED)
                                (IN THOUSANDS)

                                                              THREE MONTHS ENDED
                                                                   MARCH 31,
                                                           ----------------------
                                                             1998          1997
                                                           -------        ------
CASH FLOWS FROM OPERATING ACTIVITIES:
   Net Income (Loss)                                       $     5       $(2,327)
   Adjustments to reconcile net income (loss) to
    net cash provided (used) in operating activities
      Issuance of common stock warrants                                  $   608
      Depreciation                                             151           141
      Amortization                                              80            63
      Changes in operating assets and liabilities
         Accounts receivable                                (1,469)          737
         Inventory                                            (827)        1,323
         Prepaid expenses and other assets                     (73)         (133)
         Accounts payable and accrued expenses                (106)          101
         Warranty reserve                                      (40)          152
         Deferred service contract revenue                      46           (54)
                                                           -------       -------
            Net cash (used) provided in operating
             activities                                     (2,233)          611
                                                           -------       -------

CASH FLOWS FROM INVESTING ACTIVITIES
      Software production costs                                (82)          (63)
      Capital expenditures                                      (6)          (12)
                                                           -------       -------
            Net cash used in investing activities              (88)          (75)
                                                           -------       -------

CASH FLOWS FROM FINANCING ACTIVITIES
      Net borrowings (payments) on bank line of credit         697          (904)
      Payments on long-term accounts payable financed         (223)         (100)
       with vendors
      Net proceeds from issuances of common stock            1,563           553
                                                           -------       -------
            Net cash provided (used) by financing
              activities                                     2,037          (451)
                                                           -------       -------

NET (DECREASE) INCREASE IN CASH                               (284)           85

CASH AT BEGINNING OF PERIOD                                    387           545
                                                           -------       -------

CASH AT END OF PERIOD                                      $   103       $   630
                                                           -------       -------
                                                           -------       -------

See accompanying notes to financial statements

                         NOTES TO FINANCIAL STATEMENTS
                                 March 31, 1998
                                  (Unaudited)

1.   BASIS OF PRESENTATION

The accompanying financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-QSB and Rule 10-01 of Regulation S-X. Accordingly, they do not include all of the information and notes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments considered necessary for a fair presentation of results have been included. The balance sheet at December 31, 1997 was derived from the audited financial statements as of that date. Operating results for the three month period ended March 31, 1998 are not necessarily indicative of the results that may be expected for the year ended December 31, 1998. For further information, refer to the financial statements and notes thereto included in the Company's Annual Report on Form 10-KSB for the fiscal year ended December 31, 1997.

2.   RECLASSIFICATIONS

Certain amounts in the Company's Form 10-QSB for the three-month period ended March 31, 1997 have been reclassified to conform to the 1998 presentation. These reclassifications had no effect on net loss or shareholders' equity as previously reported.

3.   PROVISION FOR RESTRUCTURING

During the quarter ended March 31, 1997, the Company implemented a restructuring plan which included the termination of certain employees and the renegotiation of the Company's bank line of credit. A total of $1,346,000 in restructuring expenses were recorded during the three months ended March 31, 1997 related to severance, legal, consulting and accounting expenses.

4.   RECENT SALES OF UNREGISTERED SECURITIES

On November 10, 1997, the Company entered into an agreement with four private accredited investors to sell up to 727,272 shares of common stock at a price of $4.125 per share. These investors purchased 363,636 shares for $1,500,000 on November 12, 1997. During the first quarter, these investors purchased 242,424 shares for $1,000,000 on January 30, 1998 and 121,212 shares for
$500,000 on February 10, 1998. The Company believes that the sales were exempt pursuant to Section 4(2) of the Securities Act of 1933, as amended, and Regulation D, promulgated thereunder.

5.   AMENDMENT TO BANK LINE OF CREDIT

In March 1998, the Company amended its line of credit agreement. As of March 31, 1998, the Company was in compliance with all covenants pursuant to the amended line of credit agreement.

6.   NEW ACCOUNTING PRONOUNCEMENT

In June 1997, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards (SFAS) No. 130, "Reporting Comprehensive Income", which was adopted by the Company beginning January 1, 1998. SFAS No. 130 requires the disclosure of comprehensive income and its components in the general-purpose financial statements. The adoption by the Company of SFAS No. 130 did not have a material effect on the Company's financial statements for the three months ended March 31, 1998 or 1997. Total comprehensive income (loss) for the three months ended March 31, 1998 and 1997 was $5,000 and $(2,327,000), respectively.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

FORWARD LOOKING STATEMENT

Statements included in this Quarterly Report on Form 10-QSB that are not historical or current facts are "forward-looking statements" made pursuant to the safe harbor provision of the Private Securities Litigation Reform Act of 1995 and are subject to certain risks and uncertainties that could cause actual results to differ materially. Among these risks and uncertainties are
(i) the fact that the Company has incurred losses of $4,962,000, $9,071,000 and $1,731,000 for the fiscal years ended December 31, 1997, 1996 and 1995, respectively; (ii) the ability of the Company's distributors to successfully market and sell the Company's product in markets outside the United States;
(iii) the Company's ability to successfully market its product in the United States at a favorable margin considering significant price competition in the industry; (iv) the extent to which physicians and health plan administrators are motivated to use non-invasive diagnostic testing to detect early signs of disease; (v) the Company's ability to successfully upgrade its product software systems to a Windows-Registered Trademark- environment; and (vi) the Company's ability to develop future products which are technologically advanced and accepted by the marketplace.

RESULTS OF OPERATIONS

For the three months ended March 31, 1998, the Company recorded a net profit of $5,000, compared to a 1997 net loss of $2,327,000. Included in the 1997 loss was $1,346,000 of restructuring expenses.

REVENUES

Revenues consist of equipment sales and service and supply revenues. Equipment sales reflect revenues from the Company's pulmonary function analysis systems, gas exchange testing systems and sleep diagnostic systems. Service and supply revenues reflect contract revenues from extended warranties, revenues from non-warranty service visits and aftermarket sales of peripherals and supplies.

First quarter revenues increased 6.6% to $5,070,000 in 1998 compared to
$4,757,000 in 1997.   Domestic revenue increased 7.4% to $2,941,000 in 1998
compared to $2,738,000 in 1997. The increase in 1998 domestic revenue was primarily due to sales of sleep diagnostic systems, which were introduced in September, 1997. After decreasing throughout 1997 due to closing the Company's office in Germany, international revenues were comparable to last year's levels increasing slightly to $892,000 in 1998 compared to $885,000 in 1997. Service and supply revenue increased 9.1% to $1,237,000 in 1998 from $1,134,000 in 1997 on the strength of increased non-warranty service income.

GROSS MARGIN

Gross margin percentage increased to 43.6% of revenue for the three months ended March 31, 1998 from 32.4% in 1997. This increase is due to improved average selling prices attributable to new pricing strategies, the Company's ongoing efforts to decrease its costs of manufacturing through increased efficiencies and reductions in redundant reserves for inventory write-downs that are no longer necessary.

SELLING AND MARKETING

Selling and marketing expenses for the three months ended March 31, 1998 decreased 21.4% to $1,210,000 in 1998 from $1,539,000 in 1997. This decrease is the result of cost containment measures implemented during the first quarter of 1997.

GENERAL AND ADMINISTRATIVE

General and administrative expenses increased 31.8% to $493,000 in the first quarter of 1998 from $374,000 in 1997. The increase is attributed to filling management positions that were vacant in 1997 and expenses associated with exploring strategic growth opportunities for the Company.

RESEARCH AND DEVELOPMENT

Research and development expenses decreased 22.0% to $407,000 in the first quarter of 1998 from $522,000 in 1997. The decrease reflects the Company's 1997 restructuring decision to use in-house software engineers rather than independent software contractors as part of the Company's transition of its product software to a Windows95-Registered Trademark- platform.

PROVISION FOR RESTRUCTURING

Restructuring expenses of $1,346,000 for the three months ended March 31, 1997 included severance, legal, accounting and consulting expenses associated with the restructuring implemented during the first quarter of 1997.

LIQUIDITY AND FINANCIAL RESOURCES

At March 31, 1998, the Company had cash of $103,000 and working capital of $1,847,000. In addition, the Company had a balance outstanding under its bank line of credit of $2,951,000 and additional availability of $316,000.

During the three months ended March 31, 1998, the Company used $2,233,000 of cash in operating activities, primarily resulting from increases of $1,469,000 in accounts receivable and $827,000 in inventory. The Company used $88,000 for investing activities, consisting of capital expenditures of $6,000 and software production costs of $82,000. The Company generated $2,037,000 from financing activities, primarily from $1,500,000 in proceeds from the private placement of its common stock and net borrowings of $697,000 under its line of credit, partially offset by a decrease of $223,000 in long-term accounts payable with vendors.

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

At March 31, 1998 the Company had no material commitments for capital expenditures.

The Company believes that cash generated from operations, together with cash and borrowings available under its line of credit facility will be adequate to satisfy its liquidity and capital resource needs through 1998. See Item 2 of Part II of this Form 10-QSB.

                          PART II - OTHER INFORMATION

ITEM 1.  LEGAL PROCEEDINGS

The Company is a defendant in various claims and litigation which are incidental to its business. Management is of the opinion that ultimate settlement of these matters will not have a material impact on its financial statements.

ITEM 2. CHANGE IN SECURITIES AND USE OF PROCEEDS

On November 10, 1997, the Company entered into an agreement with four private accredited investors to sell up to 727,272 shares of common stock at a price of $4.125 per share. These investors purchased 363,636 shares for $1,500,000 on November 12, 1997. During the first quarter, these investors purchased 242,424 shares for $1,000,000 on January 30, 1998 and 121,212 shares for
$500,000 on February 10, 1998. The Company believes that the sales were exempt pursuant to Section 4(2) of the Securities Act of 1933, as amended, and Regulation D, promulgated thereunder.

ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K

(a)  Exhibits List

     Exhibit 10.1 Second Amendment to Credit Agreement dated March 30, 1998 between the Company and Norwest Bank Minnesota, National Association

     Exhibit 10.2 Third Amendment to Credit and Security Agreement dated March 26, 1998 between the Company and Norwest Business Credit, Inc.

     Exhibit 27     Financial Data Schedule


(b)  Reports on Form 8-K

During the quarter ended March 31, 1998 the Company filed a Report on Form 8-K reporting that it had completed the second tranche of a private equity investment with the issuance of 363,636 shares of common stock for gross proceeds of $1,500,000. See Part II, Item 2, of this Form 10-QSB. In addition, the Company submitted an unaudited pro forma balance sheet and income statement as of and for the year ended December 31, 1997, respectively. The unaudited balance sheet was filed to demonstrate the Company's compliance with new quantitative maintenance requirements for continued listing on the Nasdaq SmallCap Market, which were effective February 23, 1998.

                                  SIGNATURES

In accordance with the requirements of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

MEDICAL GRAPHICS CORPORATION
----------------------------
        (Registrant)



Date May 12, 1998                             /s/ GLENN D. TAYLOR
     ------------------                       --------------------------
                                              Glenn D. Taylor, President and
                                              Chief Executive Officer
                                              (Principal Executive Officer)

Date May 12, 1998                             /s/ DALE H. JOHNSON
     ------------------                       --------------------------
                                              Dale H. Johnson, Chief Financial
                                              Officer (Chief Accounting Officer)

                              INDEX TO EXHIBITS

Exhibit
Number    Description
-------   -----------

10.1 Second Amendment to Credit Agreement dated March 30, 1998 between the Company and Norwest Bank Minnesota, National Association

10.2 Third Amendment to Credit and Security Agreement dated March 26, 1998 between the Company and Norwest Business Credit, Inc.

27        Financial Data Schedule.