Form 10QSB
period 1998-06-30
MEDICAL GRAPHICS CORP /MN/
filed 1998-08-14
CIK 352862

                     U. S. SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                   FORM 10-QSB

(X) QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 For the quarterly period ended June 30, 1998

                                        OR

( ) TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

                   For the transition period from ______ to ______

                            Commission file number  0-9899




                             MEDICAL GRAPHICS CORPORATION
          -----------------------------------------------------------------
          (Exact name of small business issuer as specified in its charter)

          MINNESOTA                                            41-1316712
-------------------------------                            ------------------
(State or other jurisdiction of                            (I.R.S. Employer
 incorporation or organization)                            Identification No.)

               350 OAK GROVE PARKWAY, SAINT PAUL, MINNESOTA  55127-8599
               --------------------------------------------------------
                       (Address of principal executive offices)

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

As of August 12, 1998, the Company had outstanding 5,056,975 shares of Common Stock, $.05 par value; and 444,445 shares of Class A Stock, $.05 par value. Each share of Class A Stock is convertible into 1.5 shares of Common Stock.

Transitional Small Business Disclosure Format: Yes        No  X
                                                   -----    -----

                           PART I: FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS


                            MEDICAL GRAPHICS CORPORATION

                                   BALANCE SHEETS
                                    (UNAUDITED)
                                   (IN THOUSANDS)


                                                              JUNE 30,    DECEMBER 31,
                                                               1998           1997
                                                           ------------   ------------
ASSETS
   CURRENT ASSETS
      Cash and cash equivalents                                 $185           $387
      Accounts receivable, net of allowance for doubtful
         accounts of $166 and $164                             4,252          3,890
      Inventories:
         Purchased components and work in process              3,208          2,604
         Finished goods                                        1,991          1,636
                                                            --------       --------
                                                               5,199          4,240
      Prepaid expenses                                           323            272
                                                            --------       --------
         Total Current Assets                                  9,959          8,789
                                                            --------       --------

   EQUIPMENT AND FIXTURES                                      4,093          4,072
      LESS ACCUMULATED DEPRECIATION                            3,411          3,110
                                                            --------       --------
                                                                 682            962
   SOFTWARE PRODUCTION COSTS, NET OF ACCUMULATED
      AMORTIZATION OF $1,023 AND $855                            613            602
   OTHER ASSETS                                                   10             13
                                                            --------       --------
                                                             $11,264        $10,366
                                                            --------       --------
                                                            --------       --------
LIABILITIES AND SHAREHOLDERS' EQUITY
   CURRENT LIABILITIES
      Accounts payable                                        $2,816         $2,261
      Accounts payable financed with vendors - current           924          1,145
      Line of credit                                           2,584          2,254
      Employee compensation                                      653            786
      Deferred service contract revenue                          899            896
      Warranty reserve                                           374            414
      Other liabilities and accrued expenses                     595            675
                                                            --------       --------
         Total Current Liabilities                             8,845          8,431

   COMMITMENTS AND CONTINGENCIES

   LONG-TERM ACCOUNTS PAYABLE FINANCED WITH VENDORS              397            807

   SHAREHOLDERS' EQUITY
      Class A stock; liquidation preference
         of $3.375 per share                                      22             22
      Common stock                                               168            148
      Additional paid-in capital                              15,346         13,727
      Retained deficit                                       (13,514)       (12,769)
                                                            --------       --------
                                                               2,022          1,128
                                                            --------       --------
                                                             $11,264        $10,366
                                                            --------       --------
                                                            --------       --------

See accompanying notes to financial statements

                        MEDICAL GRAPHICS CORPORATION

                          STATEMENTS OF OPERATIONS
                                  (UNAUDITED)
                    (IN THOUSANDS, EXCEPT PER SHARE DATA)


                                        THREE MONTHS ENDED     SIX MONTHS ENDED
                                            JUNE 30,                JUNE 30,
                                        ------------------    -------------------
                                          1998      1997         1998      1997
                                        --------  --------    ---------  --------
REVENUES:
   Equipment sales                       $3,976    $3,773      $ 7,809   $ 7,396
   Service and supplies revenues          1,146     1,240        2,383     2,374
                                         ------    ------      -------   -------
      Total revenues                      5,122     5,013       10,192     9,770

COST OF REVENUES                          3,269     3,086        6,127     6,304
                                         ------    ------      -------   -------
   Gross margin                           1,853     1,927        4,065     3,466

OPERATING EXPENSES:
   Selling and marketing                  1,520     1,531        2,730     3,070
   General and administrative               534       510        1,027       884
   Research and development                 449       537          856     1,059
   Provision for restructuring                        150                  1,496
                                         ------    ------      -------   -------
                                          2,503     2,728        4,613     6,509
                                         ------    ------      -------   -------

LOSS FROM OPERATIONS                       (650)     (801)        (548)   (3,043)

   Interest expense                        (100)      (63)        (197)     (148)
                                         ------    ------      -------   -------

LOSS BEFORE INCOME TAXES                   (750)     (864)        (745)   (3,191)

   Income tax benefit                         0         0            0         0
                                         ------    ------      -------   -------

NET LOSS                                  ($750)    ($864)       ($745)  ($3,191)
                                         ------    ------      -------   -------
                                         ------    ------      -------   -------
NET LOSS PER WEIGHTED AVERAGE SHARE
   Basic                                 ($0.13)   ($0.19)      ($0.13)   ($0.76)
   Diluted                               ($0.13)   ($0.19)      ($0.13)   ($0.76)
                                         ------    ------      -------   -------
                                         ------    ------      -------   -------
WEIGHTED AVERAGE SHARES OUTSTANDING
   Basic                                  5,708     4,496        5,595     4,175
   Diluted                                5,708     4,496        5,595     4,175

See accompanying notes to financial statements

                          MEDICAL GRAPHICS CORPORATION

                            STATEMENTS OF CASH FLOWS
                                   (UNAUDITED)
                                  (IN THOUSANDS)

                                                                       SIX MONTHS ENDED
                                                                           JUNE 30,
                                                                    ----------------------
                                                                      1998         1997
                                                                    ---------    ---------
CASH FLOWS FROM OPERATING ACTIVITIES:
   Net loss                                                            ($745)     ($3,191)
   Adjustments to reconcile net loss to
      net cash provided (used) in operating activities
      Issuance of common stock warrants                                              $608
      Depreciation                                                       301          286
      Amortization                                                       168          166
      Changes in operating assets and liabilities
         Accounts receivable                                            (362)         584
         Inventory                                                      (959)       2,082
         Prepaid expenses and other assets                               (48)         (49)
         Accounts payable and accrued expenses                           121         (407)
         Warranty reserve                                                (40)         157
         Deferred service contract revenue                                 3          (89)
                                                                    --------      -------
            Net cash (used) provided in operating activities          (1,561)         147
                                                                    --------      -------

CASH FLOWS FROM INVESTING ACTIVITIES
      Software production costs                                         (179)        (141)
      Capital expenditures                                               (21)         (86)
                                                                    --------      -------
            Net cash used in investing activities                       (200)        (227)
                                                                    --------      -------
CASH FLOWS FROM FINANCING ACTIVITIES
   Net borrowings (payments) on bank line of credit                      330       (1,483)
   Payments on long-term accounts payable financed with vendors         (410)        (227)
   Net proceeds from issuances of common stock                         1,639        1,519
                                                                    --------      -------
      Net cash provided (used) by financing activities                 1,559         (191)
                                                                    --------      -------

NET DECREASE IN CASH                                                    (202)        (271)

CASH AT BEGINNING OF PERIOD                                              387          545
                                                                    --------      -------

CASH AT END OF PERIOD                                                   $185         $274
                                                                    --------      -------
                                                                    --------      -------


See accompanying notes to financial statements

                            NOTES TO FINANCIAL STATEMENTS
                                    June 30, 1998
                                     (Unaudited)

1.   BASIS OF PRESENTATION

The accompanying financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-QSB and Rule 10-01 of Regulation S-X. Accordingly, they do not include all of the information and notes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments considered necessary for a fair presentation of results have been included. The balance sheet at December 31, 1997 was derived from the audited financial statements as of that date. Operating results for the three and six month periods ended June 30, 1998 are not necessarily indicative of the results that may be expected for the year ended December 31, 1998. For further information, refer to the financial statements and notes thereto included in the Company's Annual Report on Form 10-KSB for the fiscal year ended December 31, 1997.

2.   RECLASSIFICATIONS

Certain amounts in the Company's Form 10-QSB for the three and six month periods ended June 30, 1997 have been reclassified to conform to the 1998 presentation. These reclassifications had no effect on net loss or shareholders' equity as previously reported.

3.   PROVISION FOR RESTRUCTURING

During the quarter ended March 31, 1997, the Company implemented a restructuring plan which included the termination of certain employees and the renegotiation of the Company's bank line of credit. A total of $1,496,000 in restructuring expenses were recorded during the six months ended June 30, 1997 related to severance, legal, consulting and accounting expenses.

4.   AMENDMENT TO BANK LINE OF CREDIT

In March, 1998, the Company amended its line of credit agreement.

5.   NEW ACCOUNTING PRONOUNCEMENTS

In June 1997, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards (SFAS) No. 130, "Reporting Comprehensive Income", which was adopted by the Company beginning January 1, 1998. SFAS No. 130 requires the disclosure of comprehensive income and its components in the general-purpose financial statements. The adoption by the Company of SFAS No. 130 did not have a material effect on the Company's financial statements for the three months ended June 30, 1998 or 1997. Total comprehensive loss for the three months ended June 30, 1998 and 1997 was $(750,000) and $(864,000), respectively. Total comprehensive loss for the six months ended June 30, 1998 and 1997 was $(745,000) and $(3,191,000),
respectively.

Effective January 1, 1998, the Company adopted SFAS No. 131, "Disclosure about Segments on an Enterprise and Related Information". SFAS No. 131 redefines how operating segments are determined and requires disclosures of certain financial and descriptive information about a Company's operating segments. This statement does not have a material impact on results reported in the financial statements.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

FORWARD LOOKING STATEMENTS

Statements included in this Quarterly Report on Form 10-QSB that are not historical or current facts are "forward-looking statements" made pursuant to the safe harbor provision of the Private Securities Litigation Reform Act of 1995 and are subject to certain risks and uncertainties that could cause actual results to differ materially. Among these risks and uncertainties are
(i) the fact that the Company has incurred losses of $745,000 for the six months ended June 30, 1998, and losses of $4,962,000, $9,071,000 and $1,731,000 for the fiscal years ended December 31, 1997, 1996 and 1995, respectively; (ii) the ability of the Company's distributors to successfully market and sell the Company's product in markets outside the United States;
(iii) the Company's ability to successfully market its product in the United States at a favorable margin considering significant price competition in the industry; (iv) the extent to which physicians and health plan administrators are motivated to use non-invasive diagnostic testing to detect early signs of disease; (v) the Company's ability to successfully upgrade its product software systems to a Windows-Registered Trademark- environment; and (vi) the Company's ability to develop future products which are technologically advanced and accepted by the marketplace. For a detailed description of these and other factors, see Management's Discussion and Analysis of Financial Condition or Plan of Operations, Forward-Looking Statements, Item 6, Part II, of 1997 Form 10-KSB.

RESULTS OF OPERATIONS

The Company recorded net losses of $750,000 and $864,000 for the three months ended June 30, 1998 and 1997, respectively. Included in the 1997 loss was $150,000 of restructuring expenses. For the six months ended June 30, the Company recorded net losses of $745,000 and $3,191,000 for 1998 and 1997, respectively. The six month loss for 1997 included $1,496,000 of restructuring expenses.

REVENUES

Revenues consist of equipment sales and service and supply revenues. Equipment sales reflect revenues from the Company's pulmonary function analysis systems, gas exchange testing systems and sleep diagnostic systems. Service and supply revenues reflect contract revenues from extended warranties, revenues from non-warranty service visits and sales of peripherals and supplies.

Second quarter revenues increased 2.2% to $5,122,000 in 1998 compared to
$5,013,000 in 1997.   Domestic revenue increased 28.7% to $3,444,000 in 1998
compared to $2,675,000 in 1997. The increase in 1998 domestic revenue was primarily due to sales of sleep diagnostic systems, which were introduced in September, 1997. International revenue decreased 51.6% to $532,000 in 1998 from $1,098,000 in 1997. The strong U. S. Dollar, aggressive competition in Europe and economic difficulties being experienced by Asian Pacific countries all contributed to a decline in international revenue. Service and supply revenue decreased 7.6% to $1,146,000 in 1998 from $1,240,000 in 1997 due to decreased supply revenue offset by increased non-warranty service revenues.

For the six months ended June 30, revenues increased 4.3% to $10,192,000 in 1998 from $9,770,000 in 1997. Year to date domestic revenues increased 17.9% to $6,385,000 in 1998 from $5,414,000 in 1997 on the strength of sleep diagnostic systems which were introduced in September, 1997. Internationally, revenues decreased
28.2% to $1,424,000 in 1998 from $1,982,000 in 1997 due to a strong U. S.
Dollar and aggressive European competition. Service and supply revenue is comparable to prior year with $2,383,000 for 1998 and $2,374,000 for 1997.

GROSS MARGIN

Gross margin percentage decreased to 36.2% of revenue for the three months ended June 30, 1998 from 38.4% in 1997. Increased average selling prices for pulmonary and gas exchange systems were offset by lower margins associated with sales of the Company's new sleep diagnostic systems.

For the six months ended June 30, gross margin percentage increased to 39.9% in 1998 from 35.5% in 1997. This year to date increase reflects the Company's ongoing efforts to decrease its costs of manufacturing through increased efficiencies, reductions in reserves for inventory write-downs that are no longer necessary and improved average pricing for the Company's traditional products, partially offset by lower margins related to the Company's new sleep diagnostic systems.

SELLING AND MARKETING

Selling and marketing expenses for the three months ended June 30, 1998 decreased modestly by 0.7% to $1,520,000 in 1998 from $1,531,000 in 1997.
Expenses associated with expanding the Company's domestic sales force has offset savings associated with the 1997 decision to sell its asthma business unit and reduce focus on the sports medicine market. Year to date selling and marketing expenses decreased 11.1% to $2,730,000 in 1998 from $3,070,000 in 1997.

GENERAL AND ADMINISTRATIVE

General and administrative expenses increased 4.7% to $534,000 in the second quarter of 1998 from $510,000 in 1997. The increase is attributed to expenses associated with exploring strategic growth opportunities for the Company offset by lower allowances for doubtful accounts receivable. Year to date general and administrative expenses increased 16.2% to $1,027,000 in 1998 from $884,000 in 1997.

RESEARCH AND DEVELOPMENT

Research and development expenses decreased 16.4% to $449,000 in the second quarter of 1998 from $537,000 in 1997. The decrease reflects the Company's 1997 restructuring decision to use in-house software engineers rather than independent software contractors as part of the Company's transition of its product software to a Windows95-Registered Trademark- platform. For the six months ended June 30, research and development expenses deceased 19.2% to $856,000 in 1998 from $1,059,000 in 1997.

PROVISION FOR RESTRUCTURING

Restructuring expenses of $150,000 and $1,496,000 for the three and six months ended June 30, 1997, respectively, included severance, legal, accounting and consulting expenses associated with the restructuring implemented during the first quarter of 1997.

LIQUIDITY AND FINANCIAL RESOURCES

At June 30, 1998, the Company had cash of $185,000 and working capital of $1,114,000. In addition, the Company had a balance outstanding under its bank line of credit of $2,584,000 and additional availability of $1,049,000.

During the six months ended June 30, 1998, the Company used $1,561,000 of cash in operating activities, primarily resulting from a net loss of $745,000 and increases of $362,000 in accounts receivable and $959,000 in inventory. The Company used $200,000 for investing activities, consisting of software production costs of $179,000 and capital expenditures of $21,000. The Company generated $1,559,000 from financing activities, primarily from $1,500,000 in proceeds from the private placement of its common stock and net borrowings of $330,000 under its line of credit, offset by a decrease of $410,000 in long-term accounts payable with vendors.

At June 30, 1997, the Company had cash of $274,000 and working capital of $1,300,000.

During the six months ended June 30, 1997, the Company generated $147,000 of cash from operating activities, primarily resulting from a loss of $3,191,000 and a decrease of $407,000 in accounts payable and accrued expenses which were offset by noncash common stock warrant expense of $608,000 and depreciation and amortization expense of $452,000, in addition to a decrease of $2,082,000 in inventory, and $584,000 in accounts receivable. The Company used $227,000 for investing activities, consisting of capital expenditures of $86,000 and software production costs of $141,000. The Company expended $191,000 for financing activities, primarily as a result of a $3,400,000 payoff of its former bank line of credit and a decrease of $227,000 in long-term accounts payable with vendors, partially offset by net proceeds of $1,519,000 from the private placement of its Class A Stock and net borrowings of $1,917,000 under its existing line of credit.

At June 30, 1998 the Company had no material commitments for capital expenditures.

The Company is currently negotiating with its bank to expand its existing line of credit. Management believes that it will be successful in expanding its line of credit and that cash generated from operations, together with cash and borrowings available under its expanded line of credit facility will be adequate to satisfy its liquidity and capital resource needs through 1998. If negotiations with its bank are not successful, the Company would explore raising cash from other sources.

                            PART II - OTHER INFORMATION

ITEM 1.  LEGAL PROCEEDINGS

The Company is a defendant in various claims and litigation which are incidental to its business. Management is of the opinion that ultimate settlement of these matters will not have a material impact on its financial statements.

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

The Company's Annual Meeting of Shareholders was held on May 13, 1998. The shareholders took the following actions:

(a) The shareholders elected two directors to hold office until the annual meeting of shareholders held in the year 2001. The shareholders present in person or by proxy cast the following numbers of votes in connection with the election of directors, resulting in the election of all of the nominees:

                                        Votes For           Votes Withheld
                                        ----------          --------------
               Glenn D. Taylor          3,092,534           115,075
               John D. Wunsch           3,092,534           115,075


(b) The shareholders ratified and approved an amendment to the Company's 1987 Stock Option Plan increasing the number of shares of Common Stock reserved for issuance under the Plan from 900,000 shares to 950,000 shares. 1,674,977 votes were cast for the resolution, 347,698 votes were cast against the resolution and 16,280 votes abstained.

(c) The shareholders ratified and approved an amendment to the Company's Non-Employee Director Compensation Plan increasing the number of shares of Common Stock reserved for issuance under the Plan from 250,000 to 450,000 shares. 1,664,530 votes were cast for the resolution; 378,815 votes were cast against the resolution; and 7,815 votes abstained.

(d) The shareholders ratified and approved the election of Deloitte & Touche LLP as the Company's auditing firm for the fiscal year ending December 31, 1998. 3,096,824 votes were cast for the resolution; 8,865 votes were cast against the resolution; and 3,920 votes abstained.

ITEM 5.  OTHER INFORMATION

The deadline for submission of shareholder proposals pursuant to Rule 14a-8 under the Securities Exchange Act of 1934, as amended, for inclusion in the Company's proxy statement for its 1999 Annual Meeting of Shareholders is December 30, 1998. Additionally, if the Company receives notice of a shareholder proposal after February 28, 1998, such proposal will be considered untimely pursuant to Rules 14a-4 and 14a-5(e) and the persons named in proxies solicited by the Board of Directors of the Company for its 1999 Annual Meeting of Shareholders may exercise discretionary voting power with respect to such proposal.

On August 3, 1998, the Company's Board of Directors elected Richard E. Jahnke as president, chief executive officer and a member of its Board of Directors, replacing Glenn D. Taylor who resigned.

ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K

(a)  Exhibits List

     Exhibit 27     Financial Data Schedule


(b)  Reports on Form 8-K

     There were no Reports on Form 8-K filed during the quarter ended June 30, 1998.

                                  SIGNATURES

In accordance with the requirements of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

MEDICAL GRAPHICS CORPORATION
     (Registrant)



Date August 13, 1998                         /s/ Richard E. Jahnke
     ---------------                         -----------------------------------

                                             Richard E. Jahnke, President and
                                             Chief Executive Officer (Principal
                                             Executive Officer)

Date August 13, 1998                         /s/ Dale H. Johnson
     ---------------                         -----------------------------------

                                             Dale H. Johnson, Chief Financial
                                             Officer (Chief Accounting Officer)

                                INDEX TO EXHIBITS


Exhibit
Number         Description
----------     -----------
27             Financial Data Schedule.

