Form 10QSB
period 1998-09-30
MEDICAL GRAPHICS CORP /MN/
filed 1998-11-16
CIK 352862

                    U. S. SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                   FORM 10-QSB

(X) QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 For the quarterly period ended September 30, 1998

                                       OR

(  )     TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES
         EXCHANGE ACT OF 1934

                    For the transition period from____ to____

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

As of November 12, 1998, the Company had outstanding 5,607,736 shares of Common Stock, $.05 par value, and 444,445 shares of Class A Stock, $.05 par value. Each share of Class A Stock is convertible into 3.375 shares of Common Stock.

Transitional Small Business Disclosure Format: Yes        No  X
                                                  -----     -----

                          PART I: FINANCIAL INFORMATION
ITEM 1. FINANCIAL STATEMENTS

                            MEDICAL GRAPHICS CORPORATION
                                   BALANCE SHEETS
                                     (UNAUDITED)
                                   (IN THOUSANDS)


                                                               SEPTEMBER 30,   DECEMBER 31,
                                                                   1998            1997
                                                              --------------  -------------
ASSETS
     CURRENT ASSETS
        Cash and cash equivalents                                        $0           $387
        Accounts receivable, net of allowance for doubtful
           accounts of $143 and $164                                  4,157          3,890
        Inventories:
            Purchased components and work in process                  3,351          2,604
            Finished goods                                            1,677          1,636
                                                              --------------  -------------
                                                                      5,028          4,240
        Prepaid expenses                                                194            272
                                                              --------------  -------------
           Total Current Assets                                       9,379          8,789
                                                              --------------  -------------

     EQUIPMENT AND FIXTURES                                           4,095          4,072
        LESS ACCUMULATED DEPRECIATION                                 3,560          3,110
                                                              --------------  -------------
                                                                        535            962
     SOFTWARE PRODUCTION COSTS, NET OF ACCUMULATED
        AMORTIZATION OF $1,119 AND $855                                 594            602
     OTHER ASSETS                                                         8             13
                                                              --------------  -------------
                                                                    $10,516        $10,366
                                                              --------------  -------------
                                                              --------------  -------------

LIABILITIES AND SHAREHOLDERS' EQUITY
     CURRENT LIABILITIES
        Accounts payable                                             $2,570         $2,261
        Accounts payable financed with vendors - current                833          1,145
        Line of credit                                                2,513          2,254
        Employee compensation                                           529            786
        Deferred service contract revenue                               888            896
        Warranty reserve                                                374            414
        Other liabilities and accrued expenses                          576            675
                                                              --------------  -------------
           Total Current Liabilities                                  8,283          8,431

     COMMITMENTS AND CONTINGENCIES
     LONG-TERM ACCOUNTS PAYABLE FINANCED WITH VENDORS                   210            807

     SHAREHOLDERS' EQUITY
        Class A stock; liquidation preference
            of $3.375 per share                                          22             22
        Common stock                                                    196            148
        Additional paid-in capital                                   15,848         13,727
        Retained deficit                                            (14,043)       (12,769)
                                                              --------------  -------------
                                                                      2,023          1,128
                                                              --------------  -------------
                                                                    $10,516        $10,366
                                                              --------------  -------------
                                                              --------------  -------------

See accompanying notes to financial statements

                           MEDICAL GRAPHICS CORPORATION

                             STATEMENTS OF OPERATIONS
                                   (UNAUDITED)
                       (IN THOUSANDS, EXCEPT PER SHARE DATA)

                                                 THREE MONTHS ENDED     NINE MONTHS ENDED
                                                    SEPTEMBER 30,          SEPTEMBER 30,
                                                --------------------  ----------------------
                                                    1998       1997         1998        1997
                                                ---------  ---------  ----------  ----------
REVENUES:
     Equipment sales                              $3,193     $3,062     $11,002     $10,458
     Service and supplies revenues                 1,295      1,169       3,678       3,543
                                                ---------  ---------  ----------  ----------
         Total revenues                            4,488      4,231      14,680      14,001

COST OF REVENUES                                   2,762      2,654       8,889       8,958
                                                ---------  ---------  ----------  ----------

     Gross margin                                  1,726      1,577       5,791       5,043

OPERATING EXPENSES:
     Selling and marketing                         1,346      1,511       4,076       4,581
     General and administrative                      443        574       1,470       1,458
     Research and development                        351        528       1,207       1,587
     Provision for restructuring                                 61                   1,557
                                                ---------  ---------  ----------  ----------
                                                   2,140      2,674       6,753       9,183
                                                ---------  ---------  ----------  ----------

LOSS FROM OPERATIONS                                (414)    (1,097)       (962)     (4,140)

     Interest expense                               (115)       (90)       (312)       (238)
                                                ---------  ---------  ----------  ----------

LOSS BEFORE INCOME TAXES                            (529)    (1,187)     (1,274)     (4,378)

     Income tax benefit                                0          0           0           0
                                                ---------  ---------  ----------  ----------

NET LOSS                                           ($529)   ($1,187)    ($1,274)    ($4,378)
                                                ---------  ---------  ----------  ----------
                                                ---------  ---------  ----------  ----------

NET LOSS PER WEIGHTED AVERAGE SHARE
     Basic                                        ($0.09)     ($0.26)    ($0.23)      ($1.02)
     Diluted                                      ($0.09)     ($0.26)    ($0.23)      ($1.02)
                                                ---------  ---------  ----------  ----------
                                                ---------  ---------  ----------  ----------

WEIGHTED AVERAGE SHARES OUTSTANDING
     Basic                                         5,739       4,575      5,646        4,311
     Diluted                                       5,739       4,575      5,646        4,311

See accompanying notes to financial statements

                          MEDICAL GRAPHICS CORPORATION

                            STATEMENTS OF CASH FLOWS
                                   (UNAUDITED)
                                 (IN THOUSANDS)


                                                                         NINE MONTHS ENDED
                                                                            SEPTEMBER 30,
                                                                   --------------------------------
                                                                             1998             1997
                                                                   ---------------  ---------------
CASH FLOWS FROM OPERATING ACTIVITIES:
     Net loss                                                             ($1,274)         ($4,378)
     Adjustments to reconcile net loss to
        net cash provided (used) in operating activities
        Issuance of common stock warrants                                                     $608
        Depreciation                                                          450              436
        Amortization                                                          264              208
        Changes in operating assets and liabilities
            Accounts receivable                                              (267)           1,549
            Inventory                                                        (788)           1,677
            Prepaid expenses and other assets                                  83              (29)
            Accounts payable and accrued expenses                            (359)            (496)
            Warranty reserve                                                  (40)             157
            Deferred service contract revenue                                  (8)            (106)
                                                                   ---------------  ---------------
               Net cash used in operating activities                       (1,939)            (374)
                                                                   ---------------  ---------------

CASH FLOWS FROM INVESTING ACTIVITIES
        Software production costs                                            (256)            (125)
        Capital expenditures                                                  (23)            (107)
                                                                   ---------------  ---------------
               Net cash used in investing actitivities                       (279)            (232)
                                                                   ---------------  ---------------

CASH FLOWS FROM FINANCING ACTIVITIES
        Net borrowings (payments) on bank line of credit                      259             (843)
        Payments on long-term accounts payable financed with vendors         (597)            (377)
        Net proceeds from issuances of common stock                         2,169            1,532
                                                                   ---------------  ---------------
               Net cash provided by financing activities                    1,831              312
                                                                   ---------------  ---------------

NET DECREASE IN CASH                                                         (387)            (294)

CASH AT BEGINNING OF PERIOD                                                   387              545
                                                                   ---------------  ---------------

CASH AT END OF PERIOD                                                          $0             $251
                                                                   ---------------  ---------------
                                                                   ---------------  ---------------

CASH PAID FOR INTEREST EXPENSE                                               $292             $225
                                                                   ---------------  ---------------
                                                                   ---------------  ---------------

See accompanying notes to financial statements

                          NOTES TO FINANCIAL STATEMENTS
                               September 30, 1998
                                   (Unaudited)

1.   BASIS OF PRESENTATION

The accompanying financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-QSB and Rule 10-01 of Regulation S-X. Accordingly, they do not include all of the information and notes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments considered necessary for a fair presentation of results have been included. The balance sheet at December 31, 1997 was derived from the audited financial statements as of that date. Operating results for the three and nine month periods ended September 30, 1998 are not necessarily indicative of the results that may be expected for the year ended December 31, 1998. For further information, refer to the financial statements and notes thereto included in the Company's Annual Report on Form 10-KSB for the fiscal year ended December 31, 1997.

2.   RECLASSIFICATIONS
Certain amounts in the Company's Form 10-QSB for the three and nine month periods ended September 30, 1997 have been reclassified to conform to the 1998 presentation. These reclassifications had no effect on net loss or shareholders' equity as previously reported.

3.   PROVISION FOR RESTRUCTURING
During the quarter ended March 31, 1997, the Company implemented a restructuring plan which included the termination of certain employees and the renegotiation of the Company's bank line of credit. A total of $1,557,000 in restructuring expenses were recorded during the nine months ended September 30, 1997 related to severance, legal, consulting and accounting expenses.

4.   AMENDMENT TO BANK LINE OF CREDIT
The Company amended its line of credit agreement in March, August and September 1998.

5.   NEW ACCOUNTING PRONOUNCEMENTS
In June 1997, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards (SFAS) No. 130, "Reporting Comprehensive Income", which was adopted by the Company beginning January 1, 1998. SFAS No. 130 requires the disclosure of comprehensive income and its components in the general-purpose financial statements. The adoption by the Company of SFAS No. 130 did not have a material effect on the Company's financial statements for the three months ended September 30, 1998 or 1997. Total comprehensive loss for the three months ended September 30, 1998 and 1997 was $529,000 and $1,187,000, respectively. Total comprehensive loss for the nine months ended September 30, 1998 and 1997 was $1,274,000 and $4,378,000, respectively.

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

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

FORWARD LOOKING STATEMENTS

Statements included in this Quarterly Report on Form 10-QSB that are not historical or current facts are "forward-looking statements" made pursuant to the safe harbor provision of the Private Securities Litigation Reform Act of 1995 and are subject to certain risks and uncertainties that could cause actual results to differ materially. Among these risks and uncertainties are
(i) the fact that the Company has incurred losses of $1,274,000 for the nine months ended September 30, 1998, and losses of $4,962,000, $9,071,000 and $1,731,000 for the fiscal years ended December 31, 1997, 1996 and 1995, respectively; (ii) the ability of the Company's distributors to successfully market and sell the Company's product in markets outside the United States;
(iii) the Company's ability to successfully market its product in the United States at a favorable margin considering significant price competition in the industry; (iv) the extent to which physicians and health plan administrators are motivated to use non-invasive diagnostic testing to detect early signs of disease; (v) the Company's ability to successfully upgrade its product software systems to a Windows-Registered Trademark- environment; and (vi) the Company's ability to develop future products which are technologically advanced and accepted by the marketplace.

In addition, the Company's statement regarding the Year 2000 issue contained in the Section, "Year 2000", includes statements regarding the timetable for Year 2000 compliance, the Company's related costs and capital expenditures, the success of the Company's efforts and others' efforts to achieve compliance, and the effects of the Year 2000 issue on the Company's future financial condition and results of operations. The following important factors, among others, could affect the accuracy of those statements: (i) the inherent uncertainty of the costs and timing of achieving compliance on the wide variety of systems used by the Company; (ii) the reliance on the efforts of vendors, customers, government agencies and other third parties to achieve adequate compliance and avoid disruption of the Company's business in early 2000; and (iii) the uncertainty of the ultimate costs and consequences of any unanticipated disruption in the Company's business resulting from the failure of one of the Company's applications or of a third party's systems.

For an additional description of these and other factors, see "Management's Discussion and Analysis of Financial Condition or Plan of Operations, Forward-Looking Statements," contained in Item 6, Part II, of the Company's 1997 Form 10-KSB. In addition, the foregoing list is not exhaustive, and the Company disclaims any obligation subsequently to revise any forward-looking statements to reflect events or circumstances after the date of such statements or to reflect the occurrence of anticipated or unanticipated events.

RESULTS OF OPERATIONS

The Company recorded net losses of $529,000 and $1,187,000 for the three months ended September 30, 1998 and 1997, respectively. Included in the 1997 loss was $61,000 of restructuring expenses. For the nine months ended September 30, the Company recorded net losses of $1,274,000 and $4,378,000 for 1998 and 1997, respectively. The nine month loss for 1997 included $1,557,000 of restructuring expenses.

REVENUES

Revenues consist of equipment sales and service and supply revenues. Equipment sales reflect revenues from the Company's pulmonary function analysis systems, gas exchange testing systems and sleep diagnostic systems. Service and supply revenues reflect sales of peripherals and supplies, contract revenues from extended warranties and revenues from non-warranty service visits.

Third quarter revenues increased 6.1% to $4,488,000 in 1998 compared to $4,231,000 in 1997. Domestic revenue increased 17.8% to $2,659,000 in 1998 compared to $2,258,000 in 1997. The increase in 1998 domestic revenue was primarily due to sales of sleep diagnostic systems, which were introduced in September, 1997. International revenue decreased 33.5% to $534,000 in 1998 from $804,000 in 1997. The strong U. S. Dollar, aggressive competition in Europe and economic difficulties being experienced by Asian Pacific countries all contributed to a decline in international revenue. Third quarter service and supply revenue increased 10.8% to $1,295,000 in 1998 from $1,169,000 in 1997 due to increases in both non-warranty service revenue and supply revenue, offset by decreased revenue from warranty service contracts.

For the nine months ended September 30, revenues increased 4.9% to $14,680,000 in 1998 from $14,001,000 in 1997. Year to date domestic revenues increased 17.9% to $9,044,000 in 1998 from $7,672,000 in 1997 on the strength of sleep diagnostic systems which were introduced in September, 1997. Internationally, revenues decreased 29.7% to $1,958,000 in 1998 from $2,786,000 in 1997 due to a strong U. S. Dollar and aggressive European competition. Year to date service and supply revenue increased 3.8% to $3,678,000 in 1998 from $3,543,000 in 1997 reflecting increased non-warranty service revenue offset by decreases in revenue from warranty service contracts and supplies.

GROSS MARGIN

Gross margin percentage increased to 38.5% of revenue for the three months ended September 30, 1998 from 37.3% in 1997. For the nine months ended September 30, gross margin percentage increased to 39.4% in 1998 from 36.0% in 1997. The increase for both the three and nine month periods reflects the Company's ongoing efforts to decrease costs of manufacturing through increased efficiencies, partially offset by sales of lower margin distributed sleep diagnostic systems as well as lower pricing associated with introduction of those new products. In addition, year to date margins were positively affected by reductions in reserves for inventory write-downs that were no longer necessary and improved average selling prices for pulmonary and gas exchange systems.

SELLING AND MARKETING

Selling and marketing expenses for the three months ended September 30, 1998 decreased by 10.9% to $1,346,000 in 1998 from $1,511,000 in 1997. Year to date selling and marketing expenses decreased 11.0% to $4,076,000 in 1998 from $4,581,000 in 1997. Both the three month and nine month periods reflect increased commissions on higher domestic revenue and expenses associated with expanding the Company's domestic sales force. However, these third quarter increases were offset by savings related to less travel and other cost containment actions. Year to date selling and marketing increases were offset by a reduction of reserves that were no longer required as well as savings associated with the Company's 1997 decision to sell its asthma business unit and reduce focus on the sports medicine market.

GENERAL AND ADMINISTRATIVE

General and administrative expenses decreased 22.8% to $443,000 in the third quarter of 1998 from $574,000 in 1997. Year to date general and administrative expenses increased modestly by 0.8% to $1,470,000 in 1998 from $1,458,000 in 1997. Both periods reflect somewhat increased personnel costs generally offset by lower allowances for doubtful accounts receivable and savings due to cost containment actions. In addition, the third quarter decrease is attributed to lower consulting expenses while the year to date increase includes costs associated with the Company exploration of strategic growth opportunities.

RESEARCH AND DEVELOPMENT

Research and development expenses decreased 33.5% to $351,000 in the third quarter of 1998 from $528,000 in 1997. For the nine months ended September 30, research and development expenses deceased 23.9% to $1,207,000 in 1998 from $1,587,000 in 1997. These decreases reflect the Company's 1997 restructuring decision to use in-house software engineers rather than independent software contractors as part of the Company's transition of its product software to a Windows95-Registered Trademark- platform. The third quarter decrease also reflects lower costs due to an increasing proficiency of Company employees developing product software upgrades.

PROVISION FOR RESTRUCTURING

Restructuring expenses for the three and nine months ended September 30, 1997 were $61,000 and $1,557,000, respectively. They included severance, legal, accounting and consulting expenses associated with the restructuring implemented during the first quarter of 1997.

LIQUIDITY AND FINANCIAL RESOURCES

At September 30, 1998, the Company had no cash and working capital of $1,096,000. In addition, the Company had a balance outstanding under its bank line of credit of $2,513,000 and additional availability of $608,000.

During the nine months ended September 30, 1998, the Company used $1,939,000 of cash in operating activities, primarily resulting from a net loss of $1,274,000, increases of $267,000 in accounts receivable and $788,000 in inventory and a decrease of $359,000 in accounts payable and accrued expenses. The Company used $279,000 for investing activities, consisting of software production costs of $256,000 and capital expenditures of $23,000. The Company generated $1,831,000 from financing activities, primarily from $2,169,000 in net proceeds from the private placement of its common stock and net borrowings of $259,000 under its line of credit, offset by a decrease of $597,000 in long-term accounts payable with vendors.

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

At September 30, 1998 the Company had no material commitments for capital expenditures.

The Company believes that cash generated from operations, together with cash and borrowings available under its line of credit facility will be adequate to satisfy its liquidity and capital resource needs for the next twelve months.

YEAR 2000

The Year 2000 issue is the result of computer programs being written using two digits rather than four to define the applicable year. The Company's computer equipment, software, devices and products with imbedded technology that are time-sensitive may recognize a date using "00" as the year 1900 rather than the year 2000. This could result in a system failure or miscalculations causing disruptions of operations, including, among other things, a temporary inability to process transactions, send invoices or engage in similar normal business activities.

STATE OF READINESS

In late 1997, the Audit Committee of the Board of Directors of the Company directed the Company's management to initiate a Year 2000 compliance plan. By March 1998, management implemented a formal program to address the Company's Year 2000 compliance by forming a Year 2000 staff consisting of personnel from cross- functional areas of the Company, including information systems, marketing, research and development, technical support, quality assurance and regulatory affairs and administration (the "Y2K Project Team"). A Project Manager, who reports to the Audit Committee of the Board, leads the Y2K Project Team to ensure that it meets time deadlines, objectives and documents remedial action.

As part of its compliance plan, the Company's Y2K Project Team is taking inventory of the Company's operations and dividing areas for assessment into three categories:

= VITAL - computer-controlled systems, programs, equipment and products that the Company needs to function day-to-day;
= CRITICAL - those systems which must be repaired or replaced prior to the millennium but are not necessary for the Company's day-to-day operations; and
= MARGINAL - those systems for which repair and replacement are not material to the Company's operations.

The Y2K Project Team has also identified five areas covering the entire scope of the Company's business and has committed to completing an 8-step program for each area. The diagram below identifies the five areas as well as the current and projected schedule of the 8-step program for each area.


                    -----------------------------------------------------------------------------------------------
                     Company             OEM                  Internal            Business             Vendors &
                     Products            Products             Programming         Information          Supplier
                                                                                  Systems
-------------------------------------------------------------------------------------------------------------------
Team                 Completed           Completed            Completed           Completed            Completed
Formation &
Assignment
-------------------------------------------------------------------------------------------------------------------
Inventory            Completed           80%                  Completed           90%                  35%
Assessment
-------------------------------------------------------------------------------------------------------------------
Compliance           Completed           80%                  Completed           90%                  35%
Assessment
-------------------------------------------------------------------------------------------------------------------
Risk                 Completed           Completed            Completed           90%                  0%
Assessment
-------------------------------------------------------------------------------------------------------------------
Resolution &         Completed           80%                  Completed           30%                  0%
Remediation
-------------------------------------------------------------------------------------------------------------------
Validation           Completed           80%                  Completed           30%                  0%
-------------------------------------------------------------------------------------------------------------------
Contingency          Completed           Completed            Completed           30%                  0%
Plans
-------------------------------------------------------------------------------------------------------------------
Certification &      Completed           10%                  10%                 20%                  5%
Sign-off
-------------------------------------------------------------------------------------------------------------------

With respect to the Company's relationships with third parties, the Company relies both domestically and internationally upon various vendors, governmental agencies, utility companies, telecommunications service companies, delivery service companies and other service providers. Although these service providers are outside of the Company's control, the Company has mailed letters to those with whom it believes its relationships are material and has verbally communicated with some of its strategic business partners to determine the extent to which electronic interfaces with such entities are vulnerable to Year 2000 issues and whether products and services purchased from or by such entities are Year 2000 ready. As of November 1, 1998, the Company had received responses from 5% of such third parties, and all of the companies that have responded have provided written assurances indicating thattheir Year 2000 issues will be addressed on a timely basis. The Company intends to complete follow-up activities, including but not limited to phone surveys and mailings, with significant vendors and service providers as part of completing validation of these parties' compliance.

COSTS TO ADDRESS YEAR 2000 ISSUES

To date, the Company has not incurred any material expenditures in connection with identifying or evaluating Year 2000 compliance issues. The Company has incurred the majority of its costs from the recent installation of updated internal computer systems as well as the labor cost and opportunity cost of time spent by employees of the Company evaluating Year 2000 compliance matters generally. Because the Company upgraded its internal computer systems as part of its regularly planned software and hardware upgrade efforts, it does not consider the costs related thereto to be charges for Year 2000 compliance. The Company presently estimates the labor costs of its Year 2000 compliance efforts to date to be approximately
$50,000. With respect to future costs, the Company estimates it will spend approximately $25,000 for remediation and validation of products and programs which the Company presently knows are not compliant and another $50,000 for future staff time for such remediation. In addition, the Company estimates that it may spend no more than another $100,000 on remediation and validation of products and programs which have not yet been assessed. The Company believes that these estimates are reasonable and presently expects such to be within the Company's fiscal 1999 budget. At this time, the Company does not possess information necessary to estimate the overall potential financial impact of Year 2000 compliance issues relating to its Year 2000 compliance program. Such impact, including the effect of a Year 2000 business disruption, could have a material adverse impact on the Company's financial condition and results of operations.

RISKS OF YEAR 2000 ISSUES

Because the Company is still in the discovery and evaluation phase of assessing its overall Year 2000 exposure, it cannot at this time state with certainty that the Year 2000 issues will not have a material adverse impact on its financial condition, results of operations and liquidity. Although the Company considers them unlikely, the Company believes that the following several situations, not in any particular order, make up the Company's "most reasonably likely worst case Year 2000 scenarios:"

1.  CUSTOMER LITIGATION.

The Company has developed a program to advise all customers of Year 2000 compliance of its products and has identified upgrade and replacement products for its customers affected by Year 2000 compliance issues. These efforts pertain not only to the Company's internally developed products but also to externally acquired products. Although the Company believes that its efforts will ensure no disruption in the business or operations of its customers, the possibility exists that some customers may experience problems that may motivate such customers to commence litigation against the Company for restitution and damages that may be related to such problems.

2.  DISRUPTION OF SUPPLY MATERIALS.

Several months ago, the Company began an ongoing process of surveying its vendors with regard to their Year 2000 readiness and is now in the process of assessing and cataloging the first responses to the survey. The Company is hopeful of receiving adequate responses from critical vendors and many non-critical vendors by January 31, 1999. The Company presently expects to work with vendors that show a need for assistance or that provide inadequate responses, and in many cases expects that survey results will be refined significantly by such work. Where ultimate survey results show that the need arises, the Company will arrange for back-up vendors before the changeover date.

3. DISRUPTION OF THE COMPANY'S INTERNAL COMPUTER SYSTEMS.

The Company has completed a scheduled upgrade of its current hardware and software systems and such process has required Year 2000 compliance in all areas. Year 2000 testing occurred as the upgrade process proceeded and, in addition, will continue to occur prior to the changeover date. For this reason, the Company considers that disruption of its internal computer systems is unlikely.

4. DISRUPTION OF THE COMPANY'S NON-COMPUTER SYSTEMS.

The Company is currently conducting a comprehensive assessment of all non-computer systems, including utility, telecommunications, delivery and other services. Although the Company intends to work with any third party providers of such services to ensure that there will be no disruption in the Company's operations, the Company believes that if any disruptions do occur, such will be dealt with promptly and will be no more severe with respect to correction or impact than would be an unexpected breakdown of such services and related equipment.

CONTINGENCY PLANS

While the Company recognizes the need for contingency planning, it has not yet developed any specific contingency plans for potential Year 2000 disruptions. The aforementioned 8-step program, however, does include contingency planning by the Y2K Project Team and such plans, as developed, will be carefully reviewed by the Company. The Company believes that details of such plans will depend on the Company's final assessment of the problem as well as the evaluation and success of its remediation efforts. Future disclosures will include contingency plans as they become available.

                           PART II - OTHER INFORMATION

ITEM 1.  LEGAL PROCEEDINGS

The Company is a defendant in various claims and litigation which are incidental to its business. Management is of the opinion that ultimate settlement of these matters will not have a material impact on its financial statements.

ITEM 2.  CHANGES IN SECURITIES AND USE OF PROCEEDS

In September 1998, the Company closed on a private offering with FAMCO II LLC, (FAMCO) a private institutional investor, and Compumedics Sleep Pty Ltd, (Compumedics) an Australian manufacturer of sleep diagnostic products and a supplier to the Company. In the offering, the Company sold 550,000 shares of Common Stock at a price of $1.00 per share. FAMCO purchased 300,000 shares for $300,000 in cash and Compumedics purchased 250,000 shares through conversion of $250,000 of accounts payable by the Company to Compumedics. The Company believes that the sales were exempt pursuant to Section 4(2) of the Securities Act of 1933, as amended, and Regulation D, promulgated thereunder.

The Company's Class A Stock issued to FAMCO in March and April 1997 contained anti-dilution provisions. As a result of the September 1998 offering, FAMCO's 444,445 shares of Class A Stock are now convertible into 1,500,000 shares of Common Stock.

ITEM 3.  DEFAULTS UPON SENIOR SECURITIES

None.

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

None.

ITEM 5.  OTHER INFORMATION

None.

ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K

(a)     Exhibits List

        Exhibit 10.1 Fourth Amendment to Credit and Security Agreement dated August 14, 1998 between the Company and Norwest Business Credit, Inc.

        Exhibit 10.2 Fifth Amendment to Credit and Security Agreement dated September 10, 1998 between the Company and Norwest Business Credit, Inc.

        Exhibit 27         Financial Data Schedule

(b)     Reports on Form 8-K

        There were no Reports on Form 8-K filed during the quarter ended September 30, 1998.

                                   SIGNATURES

In accordance with the requirements of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.


MEDICAL GRAPHICS CORPORATION
-----------------------------
      (Registrant)



Date NOVEMBER 13, 1998                   /s/ Richard E. Jahnke
     -----------------                   ---------------------------------------

                                         Richard E. Jahnke, President and
                                         Chief Executive Officer (Principal
                                         Executive Officer)

Date NOVEMBER 13, 1998                   /s/ Dale H. Johnson
     -----------------                   ---------------------------------------

                                         Dale H. Johnson, Chief
                                         Financial Officer (Chief
                                         Accounting Officer)

                                INDEX TO EXHIBITS


Exhibit
Number   Description
-------  -----------
10.1     Fourth Amendment to Credit and Security Agreement dated August 14, 1998 between the Company and Norwest Business Credit, Inc.

10.2     Fifth Amendment to Credit and Security Agreement dated September 10,
         1998 between the Company and Norwest Business Credit, Inc.

27       Financial Data Schedule.