Form 10KSB/A
period 1997-12-31
MEDICAL GRAPHICS CORP /MN/
filed 1999-04-15
CIK 352862

                       U.S. SECURITIES AND EXCHANGE COMMISSION
                                WASHINGTON, D.C. 20549

                                    FORM 10-KSB/A
                           Amendment No. 1 to Form 10-KSB
(Mark One)
/X/ Annual Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934 for the fiscal year ended at December 31, 1997

/ / Transition report under Section 13 or 15(d) of the Securities Exchange Act of 1934 for the transition period from ________ to ________.

                           COMMISSION FILE NUMBER 0-9899

                             MEDICAL GRAPHICS CORPORATION
               (Exact name of registrant as specified in its charter)

                 MINNESOTA                                       41-1316712
     -------------------------------                         -----------------
     (State or other jurisdiction of                         (I.R.S. Employer
     incorporation or organization)                       Identification Number)


                                350 OAK GROVE PARKWAY
                            SAINT PAUL, MINNESOTA 55127
         ------------------------------------------------------------------
                (Address of principal executive offices and Zip Code)

                     Issuer's telephone number:  (651) 484-4874

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

Check if there is no disclosure of delinquent filers in response to Item 405 of Regulation S-B is contained in this form, and no disclosure will be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-KSB or any amendment to this Form 10-KSB. / /

State issuer's revenues for its most recent fiscal year:  $19,173,000.

The aggregate market value of the common stock held by non-affiliates of the registrant based on the closing sale price as reported on The NASDAQ SmallCap Market on March 25, 1998 was $6,934,000.

As of March 26, 1998, 5,028,743 shares of the registrant's Common Stock, $.05 par value, and 444,445 shares of Class A Stock, $. 05 par value were outstanding.

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

Transitional Small Business Disclosure Formats (check one):  Yes      No   X
                                                                 ----    ----

                                  TABLE OF CONTENTS

                                                                           Page No.
                                                                           --------

PART I . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . 1
     Item 1.   Description of Business . . . . . . . . . . . . . . . . . . . . 1
     Item 2.   Description of Property . . . . . . . . . . . . . . . . . . . . 6
     Item 3.   Legal Proceedings . . . . . . . . . . . . . . . . . . . . . . . 6
     Item 4.   Submission of Matters to a Vote of Security Holders . . . . . . 7

PART II. . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . 7
     Item 5.   Market for Common Equity and Related Stockholder Matters. . . . 7
     Item 6.   Management's Discussion and Analysis or Plan of Operation . . . 8
     Item 7.   Restated Financial Statements . . . . . . . . . . . . . . . . .15
     Item 8.   Changes In and Disagreements With Accountants on
               Accounting and Financial Disclosure . . . . . . . . . . . . . .15

PART III . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .15
     Item 9.   Directors, Executive Officers, Promoters and Control
               Persons; Compliance with Section 16(a) of the Exchange Act. . .15
     Item 10.  Executive Compensation. . . . . . . . . . . . . . . . . . . . .15
     Item 11.  Security Ownership of Certain Beneficial Owners and
               Management. . . . . . . . . . . . . . . . . . . . . . . . . . .15
     Item 12.  Certain Relationships and Related Transactions. . . . . . . . .16
     Item 13.  Exhibits and Reports on Form 8-K. . . . . . . . . . . . . . . .16

INDEX TO EXHIBITS. . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .16

SIGNATURES . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .19


                                        PART I

     Unless the context indicates otherwise, all references to the "Company" and "Registrant" in this Annual Report on Form 10-KSB relate to Medical Graphics Corporation.

     The following United States registered trademarks appear in this Annual Report on Form 10-KSB and are owned by the Company: MedGraphics and CPXEXPRESS. In addition, the following Company trademarks appear in this Annual Report on Form 10-KSB: PF/Dx, preVent, BREEZE, 1085 Series, CardiO(2), CPX/D, CPX/MAX/D, PS~Quest and PS~Tracker. CardiO-KEY is a trademark of ErgometRx Corporation. Pentium is a trademark of Intel Corporation. Windows is a trademark of Microsoft Corporation.

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

     MedGraphics cardiopulmonary exercise testing systems are sold in four different models. They include the CardiO(2) System, CPX/D System, CPX/MAX/D System and CPX EXPRESS System. The systems use a patented breath by breath methodology, which consists of a patented oxygen analyzer, a carbon dioxide analyzer, the patented preVent pneumotach, an IBM-compatible computer with Pentium processor, a full-color monitor, a printer and other peripherals.
The CardiO(2) includes a full 12-lead ECG system while the other systems are designed to be used in conjunction with stand-alone ECG systems. The systems are used for differential diagnosis of cardiovascular and pulmonary disease, screening for early signs of cardiac and pulmonary dysfunction, establishing exercise prescriptions and training programs and evaluating the efficacy of prescribed therapy. Medical Graphics Corporation has several patents relating to data reporting, including two expert systems for evaluating the information. Test results are displayed in easy-to-interpret graphs and summary reports. Customers include hospital cardiopulmonary laboratories, cardiology and pulmonary office-based clinics, cardiac rehabilitation units, human performance laboratories and health clubs.

     CYCLE ERGOMETERS. The Company offers several models of cycle ergometers providing physicians and patients a tool for more successful outcomes in clinical rehabilitation and athletic training. A cycle ergometer is a specially designed stationary exercise bicycle which can operate at a broad spectrum of resistance levels. The Company has four models of cycle ergometers that are used in diagnostic, rehabilitation, training and sports medicine applications. Three of the four models in the CardiO(2) Cycle Series incorporate patented CardiO-KEY technology, a "data key" capable of storing exercise protocols and recording exercise session data. The data key is used to individualize exercise sessions and monitor conditioning progress.

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

     In the fourth quarter of 1996, the Company experienced a liquidity crisis and was unable to pay a significant number of its vendors when due. Subsequent to December 31, 1996, the Company negotiated agreements with vendors, who were owed $3,541,000, for payment of the outstanding balances in equal monthly installments for up to 36 months. While a few vendors initially refused to accept the proposed terms and in some cases commenced litigation, the Company ultimately reached agreement with all vendors regarding payment of the outstanding balances. See Item 6, "Management's Discussion & Analysis -Liquidity and Capital Resources."

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

Not Applicable.
                                       PART II

ITEM 5.  MARKET FOR COMMON EQUITY AND RELATED STOCKHOLDER MATTERS

MARKET INFORMATION

     The Company's common stock trades on The NASDAQ SmallCap Market System under the symbol MGCC. The following table shows the range of high and low bid prices for the Company's common stock for the fiscal quarters indicated, as reported by NASDAQ in its "Monthly Statistical Report" for the NASDAQ SmallCap Market from August 20, 1997 through December 31, 1997 and on the NASDAQ National Market from January 1, 1996 through August 19, 1997. The quotations represent prices in The NASDAQ Stock Market between dealers in securities, and do not include retail mark-up, mark-down or commission, and may not represent actual transactions. Prices have been adjusted to reflect the Company's 3 for 2 stock dividend.

                                           Bid Prices
                                           ----------
                                     High                Low
                                     ----                ----
1997
     First Quarter                  $2.50              $1.11
     Second Quarter                  1.94               1.17
     Third Quarter                   2.61               1.67
     Fourth Quarter                  2.39               1.67


1996
     First Quarter                  $5.67              $3.08
     Second Quarter                  6.09               4.25
     Third Quarter                   5.58               3.67
     Fourth Quarter                  4.17               2.67

APPROXIMATE NUMBER OF HOLDERS OF COMMON EQUITY

                                   Approximate Number of
                                          Holders
Title of Class                     (as of March 26, 1998)
--------------                     ----------------------
Common Stock, par value of $.05          1,900
Class A Stock, par value of $.05             1


DIVIDENDS

     The Company has not paid any cash dividends on its common stock, and the Board of Directors intends to retain earnings, if any, for the foreseeable future for use in expansion of the Company's business. Under the terms of the Company's credit agreement, the Company is prohibited from paying cash dividends unless it is in compliance with certain covenants.

RECENT SALES OF UNREGISTERED SECURITIES

     In November 1997, the Company entered into agreements to sell to four private, accredited investors up to 1,090,908 shares of common stock at a price of $2.75 per share. These investors purchased 545,454 shares for $1,500,000 on November 12, 1997. Subsequent to December 31, 1997, these investors purchased 363,636 shares for $1,000,000 on January 30, 1998 and 181,818 shares for $500,000 on February 10, 1998. The Company believes that the sales were exempt pursuant to Section 4(2) of the Securities Act of 1933, as amended, and Regulation D, promulgated thereunder.

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

     Forward-looking statements are subject to risks and uncertainties, including those identified below, which could cause actual results to differ materially from such statements. The words "anticipate", "believe", "expect", "intend", "optimistic", "will" or similar expressions are intended to identify forward-looking statements. Readers are cautioned not to place undue reliance on these forward-looking statements, which speak only as of the date on which they are made. The Company undertakes no obligation to update publicly or revise any forward-looking statements.

     Important factors that could cause actual results to differ materially from the Company's forward-looking statements, as well as affect the Company's ability to achieve its financial and other goals, include, but are not limited to, the following:

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

     DEPENDENCE ON OUTSIDE CONTRACTORS AND SUPPLIERS. The Company currently contracts with third parties for a portion of its components and assembly needs. Although the Company endeavors to inspect and internally test most components prior to final assembly and has established a vendor audit process, reliance on outside vendors reduces its control over quality and delivery schedules. The failure by one or more of these vendors to deliver quality components in a timely manner could have a material adverse effect on the Company's results of operations. In addition, a number of the components integral to the functioning of the Company's products are available from only a single supplier or from a limited number of suppliers. Any interruption in or termination of supply of these components, or a material change in the purchase terms, including pricing, of any of these components, or a reduction in their quality or reliability, could have a material adverse effect on the Company's business or results of operations.

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

     Subsequent to December 31, 1996, the Company retained Manchester Business Services, Inc., to design and implement a cost reduction plan.
Under the plan, the Company obtained a new line of credit, received $1,500,000 of cash from the issuance of common stock, entered into agreements with vendors which provided for payment of approximately $3,500,000 of accounts payable in equal monthly installments for up to 36 months and reduced its work force by approximately 25%. The Company obtained an additional $1,500,000 of cash from the issuance of common stock on November 12, 1997 and $1,000,000 and $500,000 from the issuance of common stock in January and February 1998, respectively. All issuances of common stock were recorded net of related issuance costs.

     During 1997, the Company withstood the initial challenge of its liquidity crisis and the ensuing disruptions associated with cost reduction activities and numerous personnel changes to generate total revenue of $19,173,000, only 5.5% lower than 1996. In addition, the Company improved gross margins to 37.6% in 1997 from 29.4% in 1996 while also reducing total operating expenses by 23.2% to $11,987,000 in 1997 from $15,617,000 in 1996.

     The following discussion should be read in conjunction with the Company's restated consolidated financial statements as of and for the years ended December 31, 1997 and 1996 included in Item 7 of this Form 10-KSB/A.

RESTATEMENT OF PREVIOUSLY REPORTED FINANCIAL STATEMENTS

     Subsequent to the issuance of the Company's 1997 financial statements, the Company's management determined that inventory write-downs recorded in 1996 were overstated and that certain restructuring charges recorded in 1996 and 1997 were misclassified and/or recorded in the wrong period. As a result, the financial statements for 1996 and 1997 have been restated to increase inventory at December 31, 1997 and 1996, to reduce the German office closing reserve at December 31, 1996, to properly classify charges previously recorded as restructuring charges in 1996 and 1997, and to record charges related to the German office closing in 1997 which had previously been reported in 1996 (see note 13 to the consolidated financial statements). The effects of these restatements of the Company's financial statements as of and for the years ended December 31, 1997 and 1996 are as follows:

Selected financial data:

                                                         1997                                   1996
                                             ----------------------------           ----------------------------
                                                   As                                    As
                                               Previously         As                 Previously           As
                                                Reported       Restated               Reported         Restated
                                             ------------    ------------           -------------   ------------
       For the year ended December 31:
         Total cost of goods sold              $  12,144      $   11,969              $   14,640     $   14,330
         General and administrative                1,802           2,228                   4,369          4,469
         Non-recurring charges                         0           1,610                       0            200
         Restructuring                             1,711               0                     700              0
         Net loss                                 (4,962)         (5,112)                 (9,071)        (8,361)
         Net loss per share
           (basic and diluted)                     (1.11)          (1.15)                  (2.37)         (2.19)

       At December 31:
         Inventories                               4,240           4,800                   6,633          7,193
         German office closing reserve                                                       700            550
         Retained deficit                        (12,769)        (12,209)                 (7,807)        (7,097)


RESULTS OF OPERATIONS

     Management's discussion and analysis of financial condition and results of operations have been revised to reflect the impact of the restatement of the financial statements discussed above.

     REVENUE. Total revenue decreased 5.5% to $19,173,000 in 1997 from $20,289,000 in 1996. Domestic revenue increased 9.6% over 1996 to partially offset a 34.8% decline in revenue from international sources while revenue from service and supplies was relatively flat.

     The increase in domestic revenue reflected a late September introduction of the Company's new diagnostics system for sleep disorders and the business strategy of refocusing its efforts on domestic core products. The Company has a non-exclusive agreement to sell sleep diagnostic systems in the United States and in December 1997 acquired similar rights to sell a companion portable version. International revenue for 1997 was depressed by closing of the Company's German office at the end of 1996 as part of its cost reduction plan. In addition, continued strength of the dollar has negatively affected European revenue.

     GROSS MARGIN. The gross margin percentage increased to 37.6% of revenue in 1997 from 29.4% in 1996. This margin increase was achieved through improved manufacturing efficiencies and better control over technical service costs. In addition, 1996 gross margins were negatively impacted by significant charges recorded to record inventory at the lower of cost or market.

     The Company's manufacturing process was revised during 1997 to a modified version of cellular manufacturing under which major systems are produced in one continuous process over a shorter period of time rather than producing several subassemblies requiring longer throughput times. These process revisions not only reduce manufacturing costs but also require significantly lower levels of inventory. Technical service costs were also reduced by repairing more systems on site in lieu of returning them to a central location. In addition, the Company made several engineering revisions to its system's material components that have improved their reliability and consequently reduced the incidence of service. In addition, the amount of inventory write-downs affecting gross margin was only $100,000 in 1997 compared to $1,100,000 in 1996. Moreover, the warranty reserve was increased in 1996 to reflect the cost of offering a more competitive five-year warranty program on certain of the Company's products. The Company discontinued this five-year warranty program for systems sold after March 31, 1997.

     SELLING. Selling and marketing expenses decreased 23.3% to $6,282,000 in 1997 from $8,186,000 in 1996. Selling expenses as a percent of revenue decreased to 32.8% in 1997 compared to 40.3% in 1996. The closing of the Company's German office and sale of its asthma business unit reduced expenses by $788,000 and $207,000, respectively, in 1997. Selling expenses also decreased with improved management of customer incentives, seminar expenses and costs of demonstrating Company products. In addition, management reduced the cost of attending trade shows by being more selective and improving management of related expenses.

     GENERAL AND ADMINISTRATIVE. General and administrative expenses decreased 50.1% to $2,228,000 in 1997 from $4,469,000 in 1996. As a percent of revenue, general and administrative expenses decreased to 11.6% in 1997 compared to 22.0% in 1996. These decreases were principally due to a lower allowance for uncollectible accounts receivable established in 1997 and lower executive compensation and recruiting expenses associated with former senior management personnel. In addition, management's efforts to control expenses resulted in reductions for most expense categories.

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

     NON-RECURRING EXPENSES. Non-recurring expenses of $1,610,000 incurred during the year ended December 31, 1997 included severance, legal, accounting and consulting expenses associated with operational and personnel changes implemented in the first quarter of 1997.

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

LIQUIDITY AND CAPITAL RESOURCES

     As of December 31, 1997, the Company had cash of $387,000 and working capital of $918,000. The Company financed part of its $5,112,000 net loss with a $2,393,000 decrease in inventory and a $924,000 decrease in accounts receivable. Cash provided from financing activities was generated through the issuance of common stock in private sales to investors for net proceeds of $2,935,000. The cash provided from financing activities was used to reduce net borrowings under the Company's line of credit by $1,146,000 and for investing in capital expenditures of $215,000 and software production costs of $417,000.

     As of December 31, 1996, the Company had cash of $545,000 and working capital of $3,173,000. The Company used $288,000 of cash in operating activities, primarily as a result of its net loss of $8,361,000, which was partially offset by a decrease in accounts receivable of $4,368,000 and an increase in accounts payable of $1,873,000. The Company used $1,229,000 in investing activities for capital expenditures of $884,000 and software production costs of $345,000. The Company generated $2,031,000 from financing activities, primarily as a result of an increase of $1,725,000 in borrowings under its line of credit.

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

     In November 1997, the Company entered into agreements to sell to private investors up to 1,090,908 shares of common stock at a price of $2.75 per share. These investors purchased 545,454 shares for $1,500,000 on November 12, 1997. Subsequent to December 31, 1997, these investors purchased 363,636 additional shares for $1,000,000 on January 30, 1998 and 181,818 additional shares for $500,000 on February 10, 1998.

     The Company has no material commitments for 1998 capital expenditures. The Company believes that its revenues from operations and the $1,500,000 of proceeds received from the sale of common stock in January and February 1998, together with cash and borrowings under its credit facility will be adequate to satisfy its liquidity and capital resource needs through 1998.

 ITEM 7.  RESTATED FINANCIAL STATEMENTS

     The following restated consolidated financial statements of the Company are included herein:

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

ITEM 13.  EXHIBITS AND REPORTS ON FORM 8-K

(a)  EXHIBITS



                                INDEX TO EXHIBITS

Exhibit Number             Description                                Exhibit Method of Filing
--------------             -----------                            -------------------------------------
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

10.5*             1987 Stock Option Plan                          Exhibit 10(d) to Report on Form 10-KSB
                                                                  for the year ended December, 31,
                                                                  1992, file no. 0-9899


10.6              Sub-license Agreement between the               Exhibit 10(e) to Report on Form 10-KSB
                  Company and ErgometRx                           for the year ended December 31, 1992,
                  Corporation (formally Scientific                file no. 0-9899
                  Exercise Prescriptions
                  Incorporated), dated February 11, 1993

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

10.12             Eighth Amendment to Lease for                   Filed electronically herewith
                  350 Oak Grove Parkway, St. Paul,
                  Minnesota.

21.1 The Company has one wholly owned subsidiary, Medical Graphics Corporation GmbH, located in
                  Germany.

23.1              Independent Auditors' Consent of                Filed electronically herewith
                  Deloitte & Touche LLP

27.1              Financial Data Schedule                         Filed electronically herewith


-----------------------------
*Indicates compensatory contract or arrangement.

(b)         REPORTS ON FORM 8-K

     No reports on Form 8-K were filed during the three months ended December 31, 1997. During the quarter ended March 31, 1998 the Company filed a Report on Form 8-K reporting that it had completed the second tranche of a private equity investment with the issuance of 545,454 shares of common stock for gross proceeds of $1,500,000. See Part II, Item 6, "Liquidity and Capital Resources". In addition, the Company submitted an unaudited pro forma balance sheet and income statement as of and for the year ended December 31, 1997, respectively. The unaudited balance sheet illustrates the Company's compliance with new quantitative maintenance requirements for continued listing on the NASDAQ SmallCap Market, which were effective February 23, 1998.

                                      SIGNATURES

     Pursuant to the requirements of the Securities Act of 1933, the registrant has duly caused this Amendment No. 1 to Form 10-KSB to be signed on its behalf by the undersigned, thereunto duly authorized, in the City of Saint Paul, State of Minnesota, on the 15th day of April, 1999.

     MEDICAL GRAPHICS CORPORATION


     By
       -----------------------------------------
     Richard E. Jahnke, President and
     Chief Executive Officer

                                 POWER OF ATTORNEY

     The undersigned officers and directors of Medical Graphics Corporation hereby constitute and appoint Richard E. Jahnke and Mark W. Sheffert, or either of them, with power to act one without the other, our true and lawful attorney-in-fact and agent, with full power of substitution and resubstitution, for us and in our stead, in any and all capacities to sign any and all amendments (including post-effective amendments) to this Registration Statement and all documents relating thereto, and to file the same, with all exhibits thereto, and other documents in connection therewith, with the Securities and Exchange Commission, granting unto said attorney-in-fact and agent, full power and authority to do and perform each and every act and thing necessary or advisable to be done in and about the premises, as fully to all intents and purposes as he or she might or could do in person, hereby ratifying and confirming all that said attorney-in-fact and agent, or his or her substitutes, may lawfully do or cause to be done by virtue hereof.

     Pursuant to the requirements of the Securities Act of 1933, as amended, this Amendment No. 1 to Form 10-KSB has been signed below by the following persons in the capacities indicated on April 15, 1999.

     Signature

     --------------------------------------
     Richard E. Jahnke, President,
     Chief Executive Officer
     (Principal Executive Officer) and Director

     --------------------------------------
     Dale H. Johnson, Chief Financial
     Officer (Principal Financial Officer)

     --------------------------------------
     Mark W. Sheffert, Chairman

     --------------------------------------
     Anthony J. Adducci, Director