Form 10-Q/A
period 1998-03-31
MEDICAL GRAPHICS CORP /MN/
filed 1999-04-15
CIK 352862

                    U. S. SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                  FORM 10-QSB/A
                         AMENDMENT NO. 1 TO FORM 10-QSB

/X/ QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 For the quarterly period ended March 31, 1998

                                       OR

/ / TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

           For the transition period from ___________ to ____________

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

       Registrant's telephone number, including area code: (651) 484-4874

Indicate by check mark whether the issuer (1) filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.
     Yes  X    No
         ---      ---

As of April 30, 1998, the Company had outstanding 5,028,742 shares of Common Stock, $.05 par value, and 444,445 shares of Class A Stock, $.05 par value. Each share of Class A Stock is convertible into 1.5 shares of Common Stock.

Transitional Small Business Disclosure Format: Yes       No  X
                                                   ---      ---

                          PART I: FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

                          MEDICAL GRAPHICS CORPORATION
                                 BALANCE SHEETS

                            (UNAUDITED, IN THOUSANDS)


                                                                        MARCH 31,
                                                                          1998
                                                                      (AS RESTATED         DECEMBER 31,
                                                                       SEE NOTE 7)            1997
                                                                     ---------------     ---------------
ASSETS
      CURRENT ASSETS
           Cash and cash equivalents                                 $           103     $           387
           Accounts receivable, net of allowance for doubtful
              accounts of $166 and $164                                        5,359               3,890
           Inventories:
               Purchased components and work in process                        3,493               3,164
               Finished goods                                                  1,809               1,636
                                                                     ---------------     ---------------
                                                                               5,302               4,800
           Prepaid expenses                                                      346                 272
                                                                     ---------------     ---------------
              Total Current Assets                                            11,110               9,349
                                                                     ---------------     ---------------
      Equipment and fixtures                                                   4,078               4,072
           Less accumulated depreciation                                       3,261               3,110
                                                                     ---------------     ---------------
                                                                                 817                 962
      Software production costs, net of accumulated
           amortization of $935 and $855                                         604                 602
      OTHER ASSETS                                                                12                  13
                                                                     ---------------     ---------------
                                                                     $        12,543     $        10,926
                                                                     ---------------     ---------------
                                                                     ---------------     ---------------
LIABILITIES AND SHAREHOLDERS' EQUITY
      CURRENT LIABILITIES
           Accounts payable                                          $         2,605     $         2,261
           Accounts payable financed with vendors - current                    1,022               1,145
           Bank line of credit                                                 2,951               2,254
           Employee compensation                                                 538                 786
           Deferred service contract revenue                                     942                 896
           Warranty reserve                                                      374                 414
           Other liabilities and accrued expenses                                596                 675
                                                                     ---------------     ---------------
              Total Current Liabilities                                        9,028               8,431
      Commitments and contingencies
      Long-term accounts payable financed with vendors                           584                 807
      SHAREHOLDERS' EQUITY
           Class A stock; liquidation preference
               of $3.375 per share                                                22                  22
           Common stock                                                          252                 148
           Additional paid-in capital                                         15,186              13,727
           Retained deficit                                                  (12,529)            (12,209)
                                                                     ---------------     ---------------
                                                                               2,931               1,688
                                                                     ---------------     ---------------
                                                                     $        12,543     $        10,926
                                                                     ---------------     ---------------
                                                                     ---------------     ---------------

See accompanying notes to financial statements

                          MEDICAL GRAPHICS CORPORATION
                            STATEMENTS OF OPERATIONS

                                 (UNAUDITED)
                    (IN THOUSANDS, EXCEPT PER SHARE DATA)

                                                                              THREE MONTHS ENDED
                                                                                  MARCH 31,
                                                                    ------------------------------------
                                                                           1998               1997
                                                                       (AS RESTATED       (AS RESTATED
                                                                        SEE NOTE 7)        SEE NOTE 7)
                                                                     ----------------    ---------------
REVENUES:
      Equipment sales                                                $         3,833     $         3,623
      Service and supplies revenues                                            1,237     $         1,134
                                                                     ---------------     ---------------
          Total revenues                                                       5,070               4,757
COST OF REVENUES                                                               2,984               3,218
                                                                     ---------------     ---------------
      Gross margin                                                             2,086               1,539

OPERATING EXPENSES:
      Selling and marketing                                                    1,409               1,539
      General and administrative                                                 493                 565
      Research and development                                                   407                 522
      Non-recurring Charges                                                                        1,305
                                                                     ---------------     ---------------
                                                                               2,309               3,931
                                                                     ---------------     ---------------
INCOME (LOSS) FROM OPERATIONS                                                   (223)             (2,392)
      Interest expense                                                           (97)                (85)
                                                                     ---------------     ---------------
INCOME (LOSS) BEFORE INCOME TAXES                                               (320)             (2,477)
      Income tax benefit                                                           0                   0
                                                                     ---------------     ---------------
NET INCOME (LOSS)                                                    $          (320)    $        (2,477)
                                                                     ---------------     ---------------
                                                                     ---------------     ---------------
NET INCOME (LOSS) PER WEIGHTED AVERAGE SHARE
      Basic                                                          $         (0.06)    $         (0.64)
      Diluted                                                        $         (0.06)    $         (0.64)
                                                                     ---------------     ---------------
                                                                     ---------------     ---------------
WEIGHTED AVERAGE SHARES OUTSTANDING
      Basic                                                                    5,481               3,853
      Diluted                                                                  5,481               3,853


                          MEDICAL GRAPHICS CORPORATION
                            STATEMENTS OF CASH FLOWS

                                   (UNAUDITED)
                                 (IN THOUSANDS)

                                                                                        THREE MONTHS ENDED
                                                                                             MARCH 31,
                                                                               -----------------------------------
                                                                                    1998                  1997
                                                                                (AS RESTATED          (AS RESTATED
                                                                                 SEE NOTE 7)            SEE NOTE 7)
                                                                               ---------------     ---------------
CASH FLOWS FROM OPERATING ACTIVITIES:
      Net Income (Loss)                                                         $         (320)     $       (2,477)
      Adjustments to reconcile net income (loss) to
           net cash provided (used) in operating activities
           Issuance of common stock warrants                                                                  $608
           Depreciation                                                                    151                 141
           Amortization                                                                     80                  63
           Changes in operating assets and liabilities
               Accounts receivable                                                      (1,469)                737
               Inventory                                                                  (502)              1,323
               Prepaid expenses and other assets                                           (73)               (133)
               Accounts payable and accrued expenses                                      (106)                251
               Warranty reserve                                                            (40)                152
               Deferred service contract revenue                                            46                 (54)
                                                                               ---------------     ---------------
                  Net cash (used) provided in operating activities                      (2,233)                611
                                                                               ---------------     ---------------

CASH FLOWS FROM INVESTING ACTIVITIES
           Software production costs                                                       (82)                (63)
           Capital expenditures                                                             (6)                (12)
                                                                               ---------------     ---------------
                  Net cash used in investing actitivities                                  (88)                (75)
                                                                               ---------------     ---------------

CASH FLOWS FROM FINANCING ACTIVITIES
           Net borrowings (payments) on bank line of credit                                697                (904)
           Payments on long-term accounts payable financed with vendors                   (223)               (100)
           Net proceeds from issuances of common stock                                   1,563                 553
                                                                               ---------------     ---------------
                  Net cash provided (used) by financing activities                       2,037                (451)
                                                                               ---------------     ---------------
NET (DECREASE) INCREASE IN CASH                                                           (284)                 85
CASH AT BEGINNING OF PERIOD                                                                387                 545
                                                                               ---------------     ---------------
CASH AT END OF PERIOD                                                           $          103      $          630
                                                                               ---------------     ---------------
                                                                               ---------------     ---------------

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

The balance sheet at December 31, 1997 was derived from the audited financial statements as of that date. Operating results for the three-month period ended March 31, 1998 are not necessarily indicative of the results that may be expected for the year ended December 31, 1998. For further information, refer to the financial statements and notes thereto included in the Company's Annual Report on Form 10-KSB/A for the fiscal year ended December 31, 1997.

2. RECLASSIFICATIONS

Certain amounts in the Company's Form 10-QSB for the three-month period ended March 31, 1997 have been reclassified to conform to the 1998 presentation. These reclassifications had no effect on net loss or shareholders' equity as previously reported.

3. NON-RECURRING EXPENSES

During the quarter ended March 31, 1997, the Company implemented certain cost control strategies which included the termination of certain employees and the renegotiation of the Company's bank line of credit. A total of $1,305,000 in non-recurring expenses were recorded during the three months ended March 31, 1997 related to severance, legal, consulting and accounting expenses.

4. RECENT SALES OF UNREGISTERED SECURITIES

On November 10, 1997, the Company entered into an agreement with four private accredited investors to sell up to 1,090,908 shares of common stock at a price of $2.75 per share. These investors purchased 545,454 shares for $1,500,000 on November 12, 1997. During the first quarter, these investors purchased 363,636 shares for $1,000,000 on January 30, 1998 and 181,818 shares for
$500,000 on February 10, 1998. The Company believes that the sales were exempt pursuant to Section 4(2) of the Securities Act of 1933, as amended, and Regulation D, promulgated thereunder.

5. AMENDMENT TO BANK LINE OF CREDIT

In March 1998, the Company amended its line of credit agreement. As of March 31, 1998, the Company was in compliance with all covenants pursuant to the amended line of credit agreement.

6. NEW ACCOUNTING PRONOUNCEMENT

In June 1997, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards (SFAS) No. 130, "Reporting Comprehensive Income", which was adopted by the Company beginning January 1, 1998. SFAS No. 130 requires the disclosure of comprehensive income and its components in the general-purpose financial statements. The adoption by the Company of SFAS No. 130 did not have a material effect on the Company's financial statements for the three months ended March 31, 1998 or 1997. Total comprehensive loss for the three months ended March 31, 1998 and 1997 was $320,000 and $2,477,000, respectively.

7. RESTATEMENT

Subsequent to the issuance of the March 31, 1998 Quarterly Report on Form 10-QSB, the Company determined that inventory write-downs recorded in 1996 were overstated and that certain restructuring charges recorded in 1996 and the first quarter of 1997 were misclassified and/or recorded in the wrong period. As a result, the balance sheet at March 31, 1998 has been restated to increase inventory and the statements of operations for the three months ended March 31, 1998 and 1997, have been restated to properly classify charges previously recorded as restructuring, to record charges previously recorded in 1996 related to the German office closing in the three months ended March 31, 1997, and to eliminate the reversal of certain inventory provisions during the three months ended March 31, 1998. The effects of these adjustments on the financial statements as of March 31, 1998, and for the three months ended March 31, 1998 and 1997 are as follows:

                                       Three Months Ended          Three Months Ended
                                         March 31, 1998              March 31, 1997
                                   -------------------------   ---------------------------
                                        As                           As
                                    Previously         As        Previously       As
                                     Reported       Restated      Reported     Restated
                                   ------------    ---------   -------------  ------------

Cost of goods sold                     $2,858        $2,984
Selling and marketing                   1,210         1,409
General and administrative                                         $  374       $  565
Non-recurring                                                           0        1,305
Restructuring charges                                               1,346            0
Net income (loss)                           5          (320)       (2,327)      (2,477)
Net income (loss) per share
 (basic and diluted)                     0.00         (0.06)        (0.60)       (0.64)

                                              As of
                                         March 31, 1998
                                   -------------------------
                                        As
                                    Previously         As
                                     Reported       Restated
                                   ------------    ---------
Inventories                        $    5,067      $  5,302
Retained deficit                      (12,764)      (12,529)


ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

FORWARD LOOKING STATEMENT

Statements included in this Quarterly Report on Form 10-QSB that are not historical or current facts are "forward-looking statements" made pursuant to the safe harbor provision of the Private Securities Litigation Reform Act of 1995 and are subject to certain risks and uncertainties that could cause actual results to differ materially. Among these risks and uncertainties are
(i) the fact that the Company has incurred losses of $5,112,000, $8,361,000 and $1,731,000 for the fiscal years ended December 31, 1997, 1996 and 1995, respectively; (ii) the ability of the Company's distributors to successfully market and sell the Company's product in markets outside the United States;
(iii) the Company's ability to successfully market its product in the United States at a favorable margin considering significant price competition in the industry; (iv) the extent to which physicians and health plan administrators are motivated to use non-invasive diagnostic testing to detect early signs of disease; (v) the Company's ability to successfully upgrade its product software systems to a Windows(R) environment; and (vi) the Company's ability to develop future products which are technologically advanced and accepted by the marketplace.

RESULTS OF OPERATIONS

Subsequent to the issuance of the March 31, 1998 quarterly report on Form 10-QSB, the Company determined that inventory write-downs recorded in 1996 were overstated and that certain restructuring charges recorded in 1996 and the first quarter of 1997 were misclassified and/or recorded in the wrong period. As a result, the balance sheet at March 31, 1998 has been restated to increase inventory and the statements of operations for the three months ended March 31, 1998 and 1997, have been restated to properly classify charges previously recorded as restructuring, to record charges previously recorded in 1996 related to the German office closing in the three months ended March 31, 1997, and to eliminate the reversal of certain inventory provisions during the three months ended March 31, 1998. The effects of these adjustments on the financial statements as of March 31, 1998, and for the three months ended March 31, 1998 and 1997 are reflected in footnote 7 to the financial statements.

For the three months ended March 31, 1998, the Company recorded a net loss of $320,000, compared to a net loss of $2,477,000 during the same period of 1997. Included in the 1997 loss was $1,305,000 of non-recurring expenses.

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

GROSS MARGIN

Gross margin percentage increased to 41.1% of revenue for the three months ended March 31, 1998 from 32.4% in 1997. This increase is due to improved average selling prices attributable to new pricing strategies and the Company's ongoing efforts to decrease its costs of manufacturing through increased efficiencies.

SELLING AND MARKETING

Selling and marketing expenses for the three months ended March 31, 1998 decreased 8.4% to $1,409,000 in 1998 from $1,539,000 in 1997. This decrease is the result of cost containment measures implemented during the first quarter of 1997.

GENERAL AND ADMINISTRATIVE

General and administrative expenses decreased 12.7% to $493,000 in the first quarter of 1998 from $565,000 in 1997. Prior year expenses included $40,000 consulting and $65,000 of bank financing expenses that were not incurred in 1998.

RESEARCH AND DEVELOPMENT

Research and development expenses decreased 22.0% to $407,000 in the first quarter of 1998 from $522,000 in 1997. The decrease reflects the Company's 1997 restructuring decision to use in-house software engineers rather than independent software contractors as part of the Company's transition of its product software to a Windows95(R) platform.

NON-RECURRING EXPENSES

Non-recurring expenses of $1,305,000 for the three months ended March 31, 1997 included severance, legal, accounting and consulting expenses associated with the cost reduction strategies implemented during the first quarter of 1997.

LIQUIDITY AND FINANCIAL RESOURCES

At March 31, 1998, the Company had cash of $103,000 and working capital of $2,082,000. In addition, the Company had a balance outstanding under its bank line of credit of $2,951,000 and additional availability of $316,000.

During the three months ended March 31, 1998, the Company used $2,233,000 of cash in operating activities, primarily resulting from increases of $1,469,000 in accounts receivable and $502,000 in inventory. The Company used $88,000 for investing activities, consisting of capital expenditures of $6,000 and software production costs of $82,000. The Company generated $2,037,000 from financing activities, primarily from $1,500,000 in proceeds from the private placement of its common stock and net borrowings of $697,000 under its line of credit, partially offset by a decrease of $223,000 in long-term accounts payable with vendors.

At March 31, 1997, the Company had cash of $630,000 and working capital of $1,888,000.

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

The Company believes that cash generated from operations, together with cash and borrowings available under its line of credit facility will be adequate to satisfy its liquidity and capital resource needs through 1998. See Item 2 of Part II of this Form 10-QSB/A.

                          PART II - OTHER INFORMATION

ITEM 1.  LEGAL PROCEEDINGS

The Company is a defendant in various claims and litigation which are incidental to its business. Management is of the opinion that ultimate settlement of these matters will not have a material impact on its financial statements.

ITEM 2. CHANGE IN SECURITIES AND USE OF PROCEEDS

On November 10, 1997, the Company entered into an agreement with four private accredited investors to sell up to 1,090,908 shares of common stock at a price of $2.75 per share. These investors purchased 545,454 shares for $1,500,000 on November 12, 1997. During the first quarter, these investors purchased 363,636 shares for $1,000,000 on January 30, 1998 and 181,818 shares for
$500,000 on February 10, 1998. The Company believes that the sales were exempt pursuant to Section 4(2) of the Securities Act of 1933, as amended, and Regulation D, promulgated thereunder.

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

                                   SIGNATURES

In accordance with the requirements of the Exchange Act, the registrant caused this Amendment No. 1 to be signed on its behalf by the undersigned, thereunto duly authorized.

Medical Graphics Corporation
-----------------------------------
               (Registrant)

Date  April 15, 1999            /s/ Richard E. Jahnke
     -----------------------    ----------------------------------------------
                                Richard E. Jahnke, President and Chief
                                Executive Officer (Principal Executive
                                Officer)

Date  April 15, 1999            /s/ Dale H. Johnson
     -----------------------    ----------------------------------------------
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