Form 10QSB/A
period 1998-06-30
MEDICAL GRAPHICS CORP /MN/
filed 1999-04-15
CIK 352862

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

            For the transition period from __________to ____________

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

As of August 12, 1998, the Company had outstanding 5,056,975 shares of Common Stock, $.05 par value, and 444,445 shares of Class A Stock, $.05 par value. Each share of Class A Stock is convertible into 1.5 shares of Common Stock.

Transitional Small Business Disclosure Format: Yes      No  X
                                                   ---     ---

                          PART I: FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

                          MEDICAL GRAPHICS CORPORATION
                                 BALANCE SHEETS
                            (UNAUDITED IN THOUSANDS)


                                                                               JUNE 30,
                                                                                 1998
                                                                             (AS RESTATED           DECEMBER 31,
                                                                              SEE NOTE 6)              1997
                                                                         --------------------    ------------------
ASSETS
   CURRENT ASSETS
     Cash and cash equivalents                                                       $    185              $    387
     Accounts receivable, net of allowance for doubtful
       accounts of $166 and $164                                                        4,252                 3,890
     Inventories:
       Purchased components and work in process                                         3,443                 3,164
       Finished goods                                                                   1,991                 1,636
                                                                         --------------------    ------------------
                                                                                        5,434                 4,800
     Prepaid expenses                                                                     323                   272
                                                                         --------------------    ------------------
       Total Current Assets                                                            10,194                 9,349
                                                                         --------------------    ------------------
   EQUIPMENT AND FIXTURES                                                               4,093                 4,072
     LESS ACCUMULATED DEPRECIATION                                                      3,411                 3,110
                                                                         --------------------    ------------------
                                                                                          682                   962
   SOFTWARE PRODUCTION COSTS, NET OF ACCUMULATED
     AMORTIZATION OF $1,023 AND $855                                                      613                   602
   OTHER ASSETS                                                                            10                    13
                                                                         --------------------    ------------------
                                                                                     $ 11,499              $ 10,926
                                                                         --------------------    ------------------
                                                                         --------------------    ------------------
LIABILITIES AND SHAREHOLDERS' EQUITY
   CURRENT LIABILITIES
     Accounts payable                                                                $  2,816              $  2,261
     Accounts payable financed with vendors - current                                     924                 1,145
     Line of credit                                                                     2,584                 2,254
     Employee compensation                                                                653                   786
     Deferred service contract revenue                                                    899                   896
     Warranty reserve                                                                     374                   414
     Other liabilities and accrued expenses                                               595                   675
                                                                         --------------------    ------------------
       Total Current Liabilities                                                        8,845                 8,431
   COMMITMENTS AND CONTINGENCIES
   LONG-TERM ACCOUNTS PAYABLE FINANCED WITH VENDORS                                       397                   807
   SHAREHOLDERS' EQUITY
     Class A stock; liquidation preference of $3.375 per share                             22                    22
     Common stock                                                                         168                   148
     Additional paid-in capital                                                        15,346                13,727
     Retained deficit                                                                 (13,279)              (12,209)
                                                                         --------------------    ------------------
                                                                                        2,257                 1,688
                                                                         --------------------    ------------------
                                                                                     $ 11,499              $ 10,926
                                                                         --------------------    ------------------
                                                                         --------------------    ------------------

See accompanying notes to financial statements.

                          MEDICAL GRAPHICS CORPORATION
                             STATEMENT OF OPERATIONS
                                   (UNAUDITED)
                      (IN THOUSANDS, EXCEPT PER SHARE DATA)

                                            THREE MONTHS ENDED                         SIX MONTHS ENDED
                                                 JUNE 30,                                  JUNE 30.
                                    ----------------------------------   ------------------------------------------
                                          1998               1997                1998                   1997
                                                         (AS RESTATED        (AS RESTATED           (AS RESTATED
                                                          SEE NOTE 6)         SEE NOTE 6)            SEE NOTE 6)
                                    ---------------   ----------------   --------------------    ------------------
REVENUES:
   Equipment sales                           $3,976             $3,773                $ 7,809               $ 7,396
   Service and supplies revenues              1,146              1,240                  2,383                 2,374
                                    ---------------   ----------------   --------------------    ------------------
     Total revenues                           5,122              5,013                 10,192                 9,770
COST OF REVENUES                              3,269              3,086                  6,253                 6,304
                                    ---------------   ----------------   --------------------    ------------------
   Gross margin                               1,853              1,927                  3,939                 3,466

OPERATING EXPENSES:
   Selling and marketing                      1,520              1,531                  2,929                 3,070
   General and administrative                   534                607                  1,027                 1,172
   Research and development                     449                537                    856                 1,059
   Nonrecurring charges                                             53                                        1,358
                                    ---------------   ----------------   --------------------    ------------------
                                              2,503              2,728                  4,812                 6,659
                                    ---------------   ----------------   --------------------    ------------------
LOSS FROM OPERATIONS                           (650)              (801)                  (873)               (3,193)

   Interest expense                            (100)               (63)                  (197)                 (148)
                                    ---------------   ----------------   --------------------    ------------------
LOSS BEFORE INCOME TAXES                       (750)              (864)                (1,070)               (3,341)
   Income tax benefit                             0                  0                      0                     0
                                    ---------------   ----------------   --------------------    ------------------
NET LOSS                                     $ (750)            $ (864)               $(1,070)              $(3,341)
                                    ---------------   ----------------   --------------------    ------------------
                                    ---------------   ----------------   --------------------    ------------------
NET LOSS PER WEIGHTED
     AVERAGE SHARE
   Basic                                     $(0.13)            $(0.19)               $ (0.19)              $ (0.80)
   Diluted                                   $(0.13)            $(0.19)               $ (0.19)              $ (0.80)
                                    ---------------   ----------------   --------------------    ------------------
                                    ---------------   ----------------   --------------------    ------------------
WEIGHTED AVERAGE SHARES
     OUTSTANDING
   Basic                                      5,708              4,496                  5,595                 4,175
   Diluted                                    5,708              4,496                  5,595                 4,175

See accompanying notes to financial statements.

                          MEDICAL GRAPHICS CORPORATION
                            STATEMENTS OF CASH FLOWS
                                   (UNAUDITED)
                                 (IN THOUSANDS)

                                                                                       SIX MONTHS ENDED
                                                                                           JUNE 30,
                                                                                 1998                   1997
                                                                             (AS RESTATED           (AS RESTATED
                                                                              SEE NOTE 6)            SEE NOTE 6)
                                                                         --------------------    ------------------
CASH FLOWS FROM OPERATING ACTIVITIES:
   Net loss                                                                           ($1,070)              ($3,341)
   Adjustments to reconcile net loss to net cash provided (used)
       in operating activities
     Issuance of common stock warrants                                                                         $608
     Depreciation                                                                         301                   286
     Amortization                                                                         168                   166
     Changes in operating assets and liabilities
       Accounts receivable                                                               (362)                  584
       Inventory                                                                         (634)                2,082
       Prepaid expenses and other assets                                                  (48)                  (49)
       Accounts payable and accrued expenses                                              121                  (257)
       Warranty reserve                                                                   (40)                  157
       Deferred service contract revenue                                                    3                   (89)
                                                                         --------------------    ------------------
         Net cash (used) provided in operating activities                              (1,561)                  147
                                                                         --------------------    ------------------
CASH FLOWS FROM INVESTING ACTIVITIES

   Software production costs                                                             (179)                 (141)
   Capital expenditures                                                                   (21)                  (86)
                                                                         --------------------    ------------------
         Net cash used in investing activities                                           (200)                 (227)
                                                                         --------------------    ------------------
CASH FLOWS FROM FINANCING ACTIVITIES
   Net borrowings (payments) on bank line of credit                                       330                (1,483)
   Payments on long-term accounts payable financed with vendors                          (410)                 (227)
   Net proceeds from issuances of common stock                                          1,639                 1,519
                                                                         --------------------    ------------------
         Net cash provided (used) by financing activities                               1,559                  (191)
                                                                         --------------------    ------------------
NET DECREASE IN CASH                                                                     (202)                 (271)
CASH AT BEGINNING OF PERIOD                                                               387                   545
                                                                         --------------------    ------------------
CASH AT END OF PERIOD                                                                    $185                  $274
                                                                         --------------------    ------------------
                                                                         --------------------    ------------------

See accompanying notes to financial statements.

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

3. NON-RECURRING EXPENSES

During the quarter ended March 31, 1997, the Company implemented certain cost control strategies which included the termination of certain employees and the renegotiation of the Company's bank line of credit. A total of $1,358,000 in non-recurring expenses were recorded during the six months ended June 30, 1997 related to severance, legal, consulting and accounting expenses.

4. AMENDMENT TO BANK LINE OF CREDIT

In March, 1998, the Company amended its line of credit agreement.

5. NEW ACCOUNTING PRONOUNCEMENTS

In June 1997, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards (SFAS) No. 130, "Reporting Comprehensive Income", which was adopted by the Company beginning January 1, 1998. SFAS No. 130 requires the disclosure of comprehensive income and its components in the general-purpose financial statements. The adoption by the Company of SFAS No. 130 did not have a material effect on the Company's financial statements for the three months ended June 30, 1998 or 1997. Total comprehensive loss for the three months ended June 30, 1998 and 1997 was $(750,000) and $(864,000), respectively. Total comprehensive loss for the six months ended June 30, 1998 and 1997 was $(1,070,000) and $(3,341,000), respectively.

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

6.   RESTATEMENT

Subsequent to the issuance of the June 30, 1998 Quarterly Report on Form 10-QSB the Company determined that inventory write-downs recorded in 1996 were overstated and that certain restructuring charges recorded in 1996 and the six months ended June 30, 1997 were missclassified and/or recorded in the wrong period. As a result, the balance sheet at June 30, 1998 has been restated to increase inventory and the statements of operations for the three and six months ended June 30, 1998 and 1997 have been restated to properly classify charges previously recorded as restructuring, to record charges previously recorded in 1996 in the first quarter of 1997, and to eliminate the reversal of certain inventory provisions during the first quarter of 1998.
The effects of these adjustments on the financial statements at June 30, 1998 and for the three and six months ended June 30, 1998 and 1997 are as follows:

                                                                                  THREE MONTHS ENDED JUNE 30
                                                                             -----------------------------------
                                                                                             1997
                                                                             -----------------------------------
                                                                             AS PREVIOUSLY               AS
                                                                               REPORTED               RESTATED
                                                                             --------------          -----------
General and administrative                                                          $510                  $607
Non-recurring                                                                        150                    53


                                                                SIX MONTHS ENDED JUNE 30
                                    -------------------------------------------------------------------------------
                                                   1998                                      1997
                                    ----------------------------------   ------------------------------------------
                                           AS                                     AS
                                       PREVIOUSLY             AS              PREVIOUSLY                 AS
                                        REPORTED           RESTATED            REPORTED               RESTATED
                                    ----------------   ---------------   ------------------       ------------------
Cost of goods sold                       $ 6,127            $ 6,253
Selling and marketing                      2,730              2,929
General and administrative                                                      $   884                $ 1,172
Non-recurring                                                                         0                  1,358
Restructuring charges                                                             1,496                      0
Net loss                                    (745)            (1,070)             (3,191)                (3,341)
Net income (loss) per share
  (basic and diluted)                      (0.13)             (0.19)              (0.76)                 (0.80)

                                            AS OF JUNE 30, 1998
                                    ----------------------------------
                                           AS
                                       PREVIOUSLY             AS
                                        REPORTED           RESTATED
                                    ----------------   ---------------
Inventories                             $  5,199           $  5,434
Retained deficit                         (13,514)           (13,279)


ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

FORWARD LOOKING STATEMENTS

Statements included in this Quarterly Report on Form 10-QSB that are not historical or current facts are "forward-looking statements" made pursuant to the safe harbor provision of the Private Securities Litigation Reform Act of 1995 and are subject to certain risks and uncertainties that could cause actual results to differ materially. Among these risks and uncertainties are
(i) the fact that the Company has incurred losses of $1,070,000 for the six months ended June 30, 1998, and losses of $5,112,000, $8,361,000 and $1,731,000 for the fiscal years ended December 31, 1997, 1996 and 1995, respectively; (ii) the ability of the Company's distributors to successfully market and sell the Company's product in markets outside the United States;
(iii) the Company's ability to successfully market its product in the United States at a favorable margin considering significant price competition in the industry; (iv) the extent to which physicians and health plan administrators are motivated to use non-invasive diagnostic testing to detect early signs of disease; (v) the Company's ability to successfully upgrade its product software systems to a Windows-Registered Trademark- environment; and (vi) the Company's ability to develop future products which are technologically advanced and accepted by the marketplace. For a detailed description of these and other factors, see Management's Discussion and Analysis of Financial Condition or Plan of Operations, Forward-Looking Statements, Item 6, Part II, of 1997 Form 10-KSB/A.

RESULTS OF OPERATIONS

Subsequent to the issuance of the June 30, 1998 Quarterly Report on Form 10-QSB the Company determined that inventory write-downs recorded in 1996 were overstated and that certain restructuring charges recorded in 1996 and the six months ended June 30, 1997 were missclassified and/or recorded in the wrong period. As a result, the balance sheet on June 30, 1998 has been restated to increase inventory and the statements of operations for the three and six months ended June 30, 1998 and 1997 have been restated to properly classify charges previously recorded as restructuring, to record charges previously recorded 1996 in the first quarter of 1997, and to eliminate the reversal of certain inventory provisions during the first quarter of 1998.
The effects of these adjustments on the financial statements at June 30, 1998 and for the three and six months ended June 30, 1998 and 1997 are reflected in footnote 6 to the financial statements.

The Company recorded net losses of $750,000 and $864,000 for the three months ended June 30, 1998 and 1997, respectively. Included in the 1997 loss was $53,000 of non-recurring expenses. For the six months ended June 30, the Company recorded net losses of $1,070,000 and $3,341,000 for 1998 and 1997, respectively. The six month loss for 1997 included $1,358,000 of non-recurring expenses.

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

For the six months ended June 30, gross margin percentage increased to 38.6% in 1998 from 35.5% in 1997. This year to date increase reflects the Company's ongoing efforts to decrease its costs of manufacturing through increased efficiencies and improved average pricing for the Company's traditional products, partially offset by lower margins related to the Company's new sleep diagnostic systems.

SELLING AND MARKETING

Selling and marketing expenses for the three months ended June 30, 1998 decreased modestly by 0.7% to $1,520,000 in 1998 from $1,531,000 in 1997.
Expenses associated with expanding the Company's domestic sales force have offset savings associated with the 1997 decision to sell its asthma business unit and reduce focus on the sports medicine market. Year to date selling and marketing expenses decreased 4.6% to $2,929,000 in 1998 from $3,070,000 in 1997.

GENERAL AND ADMINISTRATIVE

General and administrative expenses decreased 12.0% to $534,000 in the second quarter of 1998 from $607,000 in 1997. The decrease is attributed to lower consulting expenses in 1998 than in 1997 when the Company began to implement its cost reduction strategies and lower allowances for doubtful accounts receivable. Year to date general and administrative expenses decreased 12.4% to $1,027,000 in 1998 from $1,172,000 in 1997.

RESEARCH AND DEVELOPMENT

Research and development expenses decreased 16.4% to $449,000 in the second quarter of 1998 from $537,000 in 1997. The decrease reflects the Company's 1997 restructuring decision to use in-house software engineers rather than independent software contractors as part of the Company's transition of its product software to a Windows95-Registered Trademark- platform. Year to date, research and development expenses decreased 19.2% to $856,000 in 1998 from $1,059,000 in 1997.

NON-RECURRING EXPENSES

Non-recurring expenses of $53,000 and $1,358,000 for the three and six months ended June 30, 1997, respectively, included severance, legal, accounting and consulting expenses associated with the cost reduction strategies implemented during the first and second quarters of 1997.

LIQUIDITY AND FINANCIAL RESOURCES

At June 30, 1998, the Company had cash of $185,000 and working capital of $1,349,000. In addition, the Company had a balance outstanding under its bank line of credit of $2,584,000 and additional availability of $1,049,000.

During the six months ended June 30, 1998, the Company used $1,561,000 of cash in operating activities, primarily resulting from a net loss of $1,070,000 and increases of $362,000 in accounts receivable and $634,000 in inventory. The Company used $200,000 for investing activities, consisting of software production costs of $179,000 and capital expenditures of $21,000. The Company generated $1,559,000 from financing activities, primarily from $1,500,000 in proceeds from the private placement of its common stock and net borrowings of $330,000 under its line of credit, offset by a decrease of $410,000 in long-term accounts payable with vendors.

At June 30, 1997, the Company had cash of $274,000 and working capital of $1,860,000.

During the six months ended June 30, 1997, the Company generated $147,000 of cash from operating activities, primarily resulting from a loss of $3,341,000 and a decrease of $257,000 in accounts payable and accrued expenses which were offset by noncash common stock warrant expense of $608,000 and depreciation and amortization expense of $452,000, in addition to a decrease of $2,082,000 in inventory, and $584,000 in accounts receivable. The Company used $227,000 for investing activities, consisting of capital expenditures of $86,000 and software production costs of $141,000. The Company expended $191,000 for financing activities, primarily as a result of a $3,400,000 payoff of its former bank line of credit and a decrease of $227,000 in long-term accounts payable with vendors, partially offset by net proceeds of $1,519,000 from the private placement of its Class A Stock and net borrowings of $1,917,000 under its existing line of credit.

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

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

The Company's Annual Meeting of Shareholders was held on May 13, 1998. The shareholders took the following actions:

(a) The shareholders elected two directors to hold office until the annual meeting of shareholders held in the year 2001. The shareholders present in person or by proxy cast the following numbers of votes in connection with the election of directors, resulting in the election of all of the nominees:

                                            Votes For          Votes Withheld
                                            ---------          --------------
                  Glenn D. Taylor           3,092,534             115,075
                  John D. Wunsch            3,092,534             115,075

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

Medical Graphics Corporation
-------------------------------
         (Registrant)

Date  April 15, 1999                   /s/ Richard E. Jahnke
     ---------------                   -----------------------------------------
                                       Richard E. Jahnke, President and Chief
                                       Executive Officer (Principal Executive
                                       Officer)

Date  April 15, 1999                   /s/ Dale H. Johnson
     ---------------                   -----------------------------------------
                                       Dale H. Johnson, Chief Financial Officer
                                       (Chief Accounting Officer)


                                INDEX TO EXHIBITS

Exhibit
Number              Description
-----               -----------

27                  Financial Data Schedule.
