Form 10QSB/A
period 1998-09-30
MEDICAL GRAPHICS CORP /MN/
filed 1999-04-15
CIK 352862

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
     Yes   X       No
        ------        -----

As of November 12, 1998, the Company had outstanding 5,607,736 shares of Common Stock, $.05 par value, and 444,445 shares of Class A Stock, $.05 par value. Each share of Class A Stock is convertible into 3.375 shares of Common Stock.

Transitional Small Business Disclosure Format: Yes        No    X
                                                   ------    ------

                          PART I: FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

                          MEDICAL GRAPHICS CORPORATION
                                 BALANCE SHEETS

                            (UNAUDITED IN THOUSANDS)

                                                                                  SEPTEMBER 30,
                                                                                      1998
                                                                                  (AS RESTATED       DECEMBER 31,
                                                                                   SEE NOTE 6)           1997
ASSETS
   CURRENT ASSETS
     Cash and cash equivalents                                                                                 $387
     Accounts receivable, net of allowance for doubtful
       accounts of $143 and $164                                                         $ 4,157              3,890
     Inventories:
       Purchased components and work in process                                            3,586              3,164
       Finished goods                                                                      1,677              1,636
                                                                                  --------------    ---------------
                                                                                           5,263              4,800
     Prepaid expenses                                                                        194                272
                                                                                  --------------    ---------------
       Total Current Assets                                                                9,614              9,349
                                                                                  --------------    ---------------
   EQUIPMENT AND FIXTURES                                                                  4,095              4,072
     LESS ACCUMULATED DEPRECIATION                                                         3,560              3,110
                                                                                  --------------    ---------------
                                                                                             535                962
   SOFTWARE PRODUCTION COSTS, NET OF ACCUMULATED
     AMORTIZATION OF $1,023 AND $855                                                         594                602
   OTHER ASSETS                                                                                8                 13
                                                                                  --------------    ---------------
                                                                                         $10,751            $10,926
                                                                                  --------------    ---------------
                                                                                  --------------    ---------------
LIABILITIES AND SHAREHOLDERS' EQUITY
   CURRENT LIABILITIES
     Accounts payable                                                                     $2,570             $2,261
     Accounts payable financed with vendors - current                                        833              1,145
     Line of credit                                                                        2,513              2,254
     Employee compensation                                                                   529                786
     Deferred service contract revenue                                                       888                896
     Warranty reserve                                                                        374                414
     Other liabilities and accrued expenses                                                  576                675
                                                                                  --------------    ---------------
       Total Current Liabilities                                                           8,283              8,431
   COMMITMENTS AND CONTINGENCIES
   LONG-TERM ACCOUNTS PAYABLE FINANCED WITH VENDORS                                          210                807
   SHAREHOLDERS' EQUITY
     Class A stock; liquidation preference of $3.375 per share                                22                 22
     Common stock                                                                            196                148
     Additional paid-in capital                                                           15,848             13,727
     Retained deficit                                                                    (13,808)           (12,209)
                                                                                  --------------    ---------------
                                                                                           2,258              1,688
                                                                                  --------------    ---------------
                                                                                         $10,751            $10,926
                                                                                  --------------    ---------------
                                                                                  --------------    ---------------


See accompanying notes to financial statements.

                          MEDICAL GRAPHICS CORPORATION
                            STATEMENTS OF OPERATIONS
                                   (UNAUDITED)
                      (IN THOUSANDS, EXCEPT PER SHARE DATA)

                                                               THREE MONTHS ENDED             NINE MONTHS ENDED
                                                                  SEPTEMBER 30,                 SEPTEMBER 30,
                                                        ----------------------------   ----------------------------
                                                              1998          1997           1998            1997
                                                                        (AS RESTATED   (AS RESTATED    (AS RESTATED
                                                                         SEE NOTE 6)    SEE NOTE 6)     SEE NOTE 6)
REVENUES:
   Equipment sales                                             $3,193        $ 3,062        $11,002        $10,458
   Service and supplies revenues                                1,295          1,169          3,678          3,543
                                                        -------------   ------------   ------------     ----------
       Total revenues                                           4,488          4,231         14,680         14,001

COST OF REVENUES                                                2,762          2,654          9,015          8,958
                                                        -------------   ------------   ------------     ----------
   Gross margin                                                 1,726          1,577          5,665          5,043

OPERATING EXPENSES:
   Selling and marketing                                        1,346          1,511          4,275          4,581
   General and administrative                                     443            586          1,470          1,758
   Research and development                                       351            528          1,207          1,587
   Nonrecurring charges                                                           49                         1,407
                                                        -------------   ------------   ------------     ----------
                                                                2,140          2,674          6,952          9,333
                                                        -------------   ------------   ------------     ----------
LOSS FROM OPERATIONS                                             (414)        (1,097)        (1,287)        (4,290)

   Interest expense                                              (115)           (90)          (312)          (238)
                                                        -------------   ------------   ------------     ----------
LOSS BEFORE INCOME TAXES                                         (529)        (1,187)        (1,599)        (4,528)

   Income tax benefit                                               0              0              0              0
                                                        -------------   ------------   ------------     ----------

NET LOSS                                                         (529)        (1,187)        (1,599)        (4,528)
                                                        -------------   ------------   ------------     ----------
                                                        -------------   ------------   ------------     ----------

NET LOSS PER WEIGHTED AVERAGE SHARE
   Basic                                                       $(0.09)       $ (0.26)       $ (0.28)       $ (1.05)
   Diluted                                                     $(0.09)       $ (0.26)       $ (0.28)       $ (1.05)
                                                        -------------   ------------   ------------     ----------
                                                        -------------   ------------   ------------     ----------
WEIGHTED AVERAGE SHARES OUTSTANDING
   Basic                                                        5,739          4,575          5,646          4,311
   Diluted                                                      5,739          4,575          5,646          4,311

See accompanying notes to financial statements.

                          MEDICAL GRAPHICS CORPORATION
                            STATEMENTS OF CASH FLOWS
                            (UNAUDITED IN THOUSANDS)

                                                                                          NINE MONTHS ENDED
                                                                                            SEPTEMBER 30,
                                                                                -----------------------------------
                                                                                      1998               1997
                                                                                  (AS RESTATED       (AS RESTATED
                                                                                   SEE NOTE 6)        SEE NOTE 6)
CASH FLOWS FROM OPERATING ACTIVITIES
   Net loss                                                                              $(1,599)           $(4,528)
   Adjustments to reconcile net loss to net cash provided
       (used) in operating activities:
     Issuance of common stock warrants                                                                          608
     Depreciation                                                                            450                456
     Amortization                                                                            264                208
     Changes in operating assets and liabilities
       Accounts receivable                                                                  (267)             1,549
       Inventory                                                                            (463)             1,677
       Prepaid expenses and other assets                                                      83                (29)
       Accounts payable and accrued expenses                                                (359)              (346)
       Warranty reserve                                                                      (40)               157
       Deferred service contract revenue                                                      (8)              (106)
                                                                                  --------------    ---------------
              Net cash used in operating activities                                       (1,939)              (374)
                                                                                  --------------    ---------------
CASH FLOWS FROM INVESTING ACTIVITIES
   Software production costs                                                                (256)              (125)
   Capital expenditures                                                                      (23)              (107)
                                                                                  --------------    ---------------
              Net cash used in investing activities                                         (279)              (232)
                                                                                  --------------    ---------------
CASH FLOWS FROM FINANCING ACTIVITIES
   Net borrowings (payments) on bank line of credit                                          259               (843)
   Payments on long-term accounts payable financed with vendors                             (597)              (377)
   Net proceeds from issuances of common stock                                             2,169              1,532
                                                                                  --------------    ---------------
              Net cash provided by financing activities                                    1,831                312
                                                                                  --------------    ---------------
NET DECREASE IN CASH                                                                        (387)              (294)
CASH AT BEGINNING OF PERIOD                                                                  387                545
                                                                                  --------------    ---------------
CASH AT END OF PERIOD                                                                         $0            $   251
                                                                                  --------------    ---------------
                                                                                  --------------    ---------------
CASH PAID FOR INTEREST EXPENSE                                                           $   292            $   225
                                                                                  --------------    ---------------
                                                                                  --------------    ---------------

See accompanying notes to financial statements.

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

3.   NON-RECURRING EXPENSES

During the quarter ended March 31, 1997, the Company implemented certain cost control strategies which included the termination of certain employees and the renegotiation of the Company's bank line of credit. A total of $1,407,000 in non-recurring expenses were recorded during the nine months ended September 30, 1997 related to severance, legal, consulting and accounting expenses.

4.   AMENDMENT TO BANK LINE OF CREDIT

The Company amended its line of credit agreement in March, August and September 1998.

5.   NEW ACCOUNTING PRONOUNCEMENTS

In June 1997, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards (SFAS) No. 130, "Reporting Comprehensive Income", which was adopted by the Company beginning January 1, 1998. SFAS No. 130 requires the disclosure of comprehensive income and its components in the general-purpose financial statements. The adoption by the Company of SFAS No. 130 did not have a material effect on the Company's financial statements for the three months ended September 30, 1998 or 1997. Total comprehensive loss for the three months ended September 30, 1998 and 1997 was $529,000 and $1,187,000, respectively. Total comprehensive loss for the nine months ended September 30, 1998 and 1997 was $1,599,000 and $4,528,000, respectively.

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

6.   RESTATEMENT

Subsequent to the issuance of the September 30, 1998 Quarterly Report on Form 10-QSB, the Company determined that inventory write-downs recorded in 1996 were overstated and that certain restructured charges recorded in 1996 and the nine months ended September 30, 1997 were misclassified and/or recorded in the wrong period. As a result, the balance sheet at September 30, 1998 has been restated to increase inventory and the statements of operations for the three and nine months ended September 30, 1998 and 1997 have been restated to properly classify charges previously recorded as restructuring, to record charges previously recorded in 1996 in the first quarter of 1997, and to eliminate the reversal of certain inventory provisions during the first quarter of 1998. The effects of these adjustments on the financial statements at September 30, 1998 and for the three and nine months ended September 30, 1998 and 1997 are as follows:

                                                                                              Three Months
                                                                                                  Ended
                                                                                           September 30, 1997
                                                                                         -----------------------
                                                                                           As
                                                                                       Previously           As
                                                                                        Reported         Restated
General and administrative                                                               $  574           $  586
Nonrecurring                                                                                 61               49


                                                                       Nine Months Ended September 30
                                                          ------------------------------------------------------
                                                                     1998                          1997
                                                          ------------------------      ------------------------
                                                              As                             As
                                                          Previously         As          Previously        As
                                                           Reported       Restated        Reported      Restated
Cost of goods sold                                        $  8,889        $  9,015
Selling and marketing                                        4,076           4,275
General and administrative                                                               $  1,458      $  1,758
Non-recurring                                                                                   0         1,407
Restructuring charges                                                                       1,557             0
Net (loss)                                                  (1,274)         (1,599)        (4,378)       (4,528)
Net income (loss) per share                                  (0.23)          (0.28)         (1.02)        (1.05)

                                                                     As of
                                                              September 30, 1998
                                                        ----------------------------
                                                              As
                                                          Previously         As
                                                           Reported       Restated
Inventories                                               $  5,028        $  5,263
Retained deficit                                           (14,043)        (13,808)

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

FORWARD LOOKING STATEMENTS

Statements included in this Quarterly Report on Form 10-QSB that are not historical or current facts are "forward-looking statements" made pursuant to the safe harbor provision of the Private Securities Litigation Reform Act of 1995 and are subject to certain risks and uncertainties that could cause actual results to differ materially. Among these risks and uncertainties are
(i) the fact that the Company has incurred losses of $1,599,000 for the nine months ended September 30, 1998, and losses of $5,112,000, $8,361,000 and $1,731,000 for the fiscal years ended December 31, 1997, 1996 and 1995, respectively; (ii) the ability of the Company's distributors to successfully market and sell the Company's product in markets outside the United States;
(iii) the Company's ability to successfully market its product in the United States at a favorable margin considering significant price competition in the industry; (iv) the extent to which physicians and health plan administrators are motivated to use non-invasive diagnostic testing to detect early signs of disease; (v) the Company's ability to successfully upgrade its product software systems to a Windows-R- environment; and (vi) the Company's ability tO develop future products which are technologically advanced and accepted by the marketplace.

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

For an additional description of these and other factors, see "Management's Discussion and Analysis of Financial Condition or Plan of Operations, Forward-Looking Statements," contained in Item 6, Part II, of the Company's 1997 Form 10-KSB/A. In addition, the foregoing list is not exhaustive, and the Company disclaims any obligation subsequently to revise any forward-looking statements to reflect events or circumstances after the date of such statements or to reflect the occurrence of anticipated or unanticipated events.

RESULTS OF OPERATIONS

Subsequent to the issuance of the September 30, 1998 Quarterly Report on Form 10-QSB, the Company determined that inventory write-downs recorded in 1996 were overstated and that certain restructured charges recorded in 1996 and the nine months ended September 30, 1997 were misclassified and/or recorded in the wrong period. As a result, the balance sheet at September 30, 1998 has been restated to increase inventory and the statements of operations for the three and nine months ended September 30, 1998 and 1997 have been restated to properly classify charges previously recorded as restructuring, to record charges previously recorded in 1996 in the first quarter of 1997, and to eliminate the reversal of certain inventory provisions during the first quarter of 1998. The effects of these adjustments on the financial statement at September 30, 1998 and for the three and nine months ended September 30, 1998 and 1997 are reflected in footnote 6 to the financial statements.

The Company recorded net losses of $529,000 and $1,187,000 for the three months ended September 30, 1998 and 1997, respectively. Included in the 1997 loss was $49,000 of non-recurring expenses. For the nine months ended September 30, the Company recorded net losses of $1,599,000 and $4,528,000 for 1998 and 1997, respectively. The nine month loss for 1997 included $1,407,000 of non-recurring expenses.

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

GROSS MARGIN

Gross margin percentage increased to 38.5% of revenue for the three months ended September 30, 1998 from 37.3% in 1997. For the nine months ended September 30, gross margin percentage increased to 38.6% in 1998 from 36.0% in 1997. The increase for both the three and nine month periods reflects the Company's ongoing efforts to decrease costs of manufacturing through increased efficiencies, partially offset by sales of lower margin distributed sleep diagnostic systems as well as lower pricing associated with introduction of those new products. In addition, year to date margins were positively affected by improved average selling prices for pulmonary and gas exchange systems.

SELLING AND MARKETING

Selling and marketing expenses for the three months ended September 30, 1998 decreased by 10.9% to $1,346,000 in 1998 from $1,511,000 in 1997. Year to date selling and marketing expenses decreased 6.7% to $4,275,000 in 1998 from $4,581,000 in 1997. Both the three month and nine month periods reflect increased commissions on higher domestic revenue and expenses associated with expanding the Company's domestic sales force. However, these third quarter increases were offset by savings related to less travel and other cost containment actions. Year to date selling and marketing increases were also offset by $299,000 in savings associated with the Company's 1997 decision to sell its asthma business unit and reduce focus on the sports medicine market.

GENERAL AND ADMINISTRATIVE

General and administrative expenses decreased 24.4% to $443,000 in the third quarter of 1998 from $586,000 in 1997. Year to date general and administrative expenses decreased by 16.4% to $1,470,000 in 1998 from $1,758,000 in 1997. The third quarter decrease is attributed to lower consulting expenses and lower allowances for doubtful accounts receivable. The third quarter and year to date decreases are due to lower consulting expenses associated with 1997 cost reduction activities and lower allowances for doubtful accounts receivable.

RESEARCH AND DEVELOPMENT

Research and development expenses decreased 33.5% to $351,000 in the third quarter of 1998 from $528,000 in 1997. For the nine months ended September 30, research and development expenses decreased 23.9% to $1,207,000 in 1998 from $1,587,000 in 1997. These decreases reflect the Company's 1997 restructuring decision to use in-house software engineers rather than independent software contractors as part of the Company's transition of its product software to a Windows95-R- platform. The third quarter decrease also reflects lower costs due to an increasing proficiency of Company employees developing product software upgrades.

NON-RECURRING EXPENSES

Non-recurring expenses for the three and nine months ended September 30, 1997 were $49,000 and $1,407,000, respectively. They included severance, legal, accounting and consulting expenses associated with the cost reduction strategies implemented during 1997.

LIQUIDITY AND FINANCIAL RESOURCES

At September 30, 1998, the Company balance sheet reflected no cash because the normal amount of outstanding checks offset cash balances deposited in the company's cash accounts. The Company had working capital of $1,331,000. In addition, the Company had a balance outstanding under its bank line of credit of $2,513,000 and additional availability of $608,000.

During the nine months ended September 30, 1998, the Company used $1,939,000 of cash in operating activities, primarily resulting from a net loss of $1,599,000, increases of $267,000 in accounts receivable and $463,000 in inventory and a decrease of $359,000 in accounts payable and accrued expenses. The Company used $279,000 for investing activities, consisting of software production costs of $256,000 and capital expenditures of $23,000. The Company generated $1,831,000 from financing activities, primarily from $2,169,000 in net proceeds from the private placement of its common stock and net borrowings of $259,000 under its line of credit, offset by a decrease of $597,000 in long-term accounts payable with vendors.

During the nine months ended September 30, 1997, the Company used $374,000 of cash in operating activities, primarily resulting from a net loss of $4,528,000 and a decrease of $346,000 in accounts payable and accrued expenses, which were partially offset by noncash charges totaling $1,272,000, a decrease of $1,677,000 in inventory and a decrease of $1,549,000 in accounts receivable. The Company used $232,000 for investing activities, consisting of capital expenditures of $107,000 and software production costs of $125,000. The Company generated $312,000 from financing activities, primarily from $1,500,000 in proceeds from the private placement of its Class A Stock and net borrowings of $2,557,000 under its new line of credit, partially offset by a $3,400,000 payoff of its former bank line of credit and a decrease of $377,000 in long-term accounts payable with vendors.

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

STATE OF READINESS

In late 1997, the Audit Committee of the Board of Directors of the Company directed the Company's management to initiate a Year 2000 compliance plan. By March 1998, management implemented a formal program to address the Company's Year 2000 compliance by forming a Year 2000 staff consisting of personnel from cross-functional areas of the Company, including information systems, marketing, research and development, technical support, quality assurance and regulatory affairs and administration (the "Y2K Project Team"). A Project Manager, who reports to the Audit Committee of the Board, leads the Y2K Project Team to ensure that it meets time deadlines, objectives and documents remedial action.

As part of its compliance plan, the Company's Y2K Project Team is taking inventory of the Company's operations and dividing areas for assessment into three categories:

- VITAL - computer-controlled systems, programs, equipment and products that the Company needs to function day-to-day;

- CRITICAL - those systems which must be repaired or replaced prior to the millennium but are not necessary for the Company's day-to-day operations; and

- MARGINAL - those systems for which repair and replacement are not material to the Company's operations.

The Y2K Project Team has also identified five areas covering the entire scope of the Company's business and has committed to completing an 8-step program for each area. The diagram below identifies the five areas as well as the current and projected schedule of the 8-step program for each area.

                      ------------------ ------------------ ------------------ ------------------ ------------------
                      Company Products   OEM Products       Internal           Business           Vendors &
                                                            Programming        Information        Suppliers
                                                                               Systems
--------------------------------------------------------------------------------------------------------------------
Team Formation &      Completed          Completed          Completed          Completed          Completed
Assignment
--------------------------------------------------------------------------------------------------------------------
Inventory Assessment  Completed          80%                Completed          90%                35%
--------------------------------------------------------------------------------------------------------------------
Compliance            Completed          80%                Completed          90%                35%
Assessment
--------------------------------------------------------------------------------------------------------------------
Risk Assessment       Completed          Completed          Completed          90%                0%
--------------------------------------------------------------------------------------------------------------------
Resolution &          Completed          80%                Completed          30%                0%
Remediation
--------------------------------------------------------------------------------------------------------------------
Validation            Completed          80%                Completed          30%                0%
--------------------------------------------------------------------------------------------------------------------
Contingency Plans     Completed          Completed          Completed          30%                0%
--------------------------------------------------------------------------------------------------------------------
Certification &       Completed          10%                10%                20%                5%
Sign-off
--------------------------------------------------------------------------------------------------------------------

With respect to the Company's relationships with third parties, the Company relies both domestically and internationally upon various vendors, governmental agencies, utility companies, telecommunications service companies, delivery service companies and other service providers. Although these service providers are outside of the Company's control, the Company has mailed letters to those with whom it believes its relationships are material and has verbally communicated with some of its strategic business partners to determine the extent to which electronic interfaces with such entities are vulnerable to Year 2000 issues and whether products and services purchased from or by such entities are Year 2000 ready. As of November 1, 1998, the Company had received responses from 5% of such third parties, and all of the companies that have responded have provided written assurances indicating that their Year 2000 issues will be addressed on a timely basis. The Company intends to complete follow-up activities, including but not limited to phone surveys and mailings, with significant vendors and service providers as part of completing validation of these parties' compliance.

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

Medical Graphics Corporation
----------------------------------
               (Registrant)

Date  April 15, 1999                  /s/ Richard E. Jahnke
    ------------------------          ------------------------------------------
                                      Richard E. Jahnke, President and Chief
                                      Executive Officer (Principal Executive
                                      Officer)


Date  April 15, 1999                  /s/ Dale H. Johnson
    ------------------------          ------------------------------------------
                                      Dale H. Johnson, Chief Financial Officer
                                     (Chief Accounting Officer)

                                INDEX TO EXHIBITS

Exhibit
Number        Description
------        -----------
10.1          Fourth Amendment to Credit and Security Agreement dated August
              14, 1998 between the Company and Norwest Business Credit, Inc.

10.2          Fifth Amendment to Credit and Security Agreement dated
              September 10, 1998 between the Company and Norwest Business
              Credit, Inc.

27            Financial Data Schedule.