Form 10KSB
period 1998-12-31
MEDICAL GRAPHICS CORP /MN/
filed 1999-04-15
CIK 352862

                       U.S. SECURITIES AND EXCHANGE COMMISSION
                                WASHINGTON, D.C. 20549

                                     FORM 10-KSB
(Mark One)
/X/ Annual Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934 for the fiscal year ended December 31, 1998.
/ / Transition report under Section 13 or 15(d) of the Securities Exchange Act of 1934 for the transition period from ________ to ________.

                            COMMISSION FILE NUMBER 0-9899

                             MEDICAL GRAPHICS CORPORATION
               (Exact name of registrant as specified in its charter)

               Minnesota                                 41-1316712
       ------------------------                       ----------------
     (State or other jurisdiction of                   (I.R.S. Employer
      incorporation or organization)                     Identification Number)

                                350 Oak Grove Parkway
                             Saint Paul Minnesota  55127
                 ----------------------------------------------------
                (Address of principal executive offices and Zip Code)

                      Issuer's telephone number:  (651) 484-4874

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

State issuer's revenues for its most recent fiscal year:  $20,449,000.

The aggregate market value of the common stock held by non-affiliates of the registrant based on the closing sale price as reported on The Nasdaq SmallCap Market on April 12, 1999 was $5,964,000.

As of April 12, 1999, 5,613,620 shares of the registrant's Common Stock, $.05 par value, and 444,445 shares of Class A Stock, $. 05 par value were outstanding. Each share of Class A Stock is convertible into 3.375 shares of Common Stock.

                         DOCUMENTS INCORPORATED BY REFERENCE

Portions of the Company's definitive Proxy Statement for the Annual Meeting of Shareholders, a definitive copy of which will be filed with the SEC within 120 days of December 31, 1998 are incorporated by reference into Items 9, 10, 11 and 12 of Part III.

Transitional Small Business Disclosure Formats (check one):  Yes      No  X
                                                                 ---     ---

                                  TABLE OF CONTENTS

                                                                        PAGE NO.
                                                                        --------
PART I . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . 1
     Item 1.   Description of Business . . . . . . . . . . . . . . . . . . . . 1
     Item 2.   Description of Property . . . . . . . . . . . . . . . . . . . . 8
     Item 3.   Legal Proceedings . . . . . . . . . . . . . . . . . . . . . . . 8
     Item 4.   Submission of Matters to a Vote of Security Holders . . . . . . 8

PART II. . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .10
     Item 5.   Market for Common Equity and Related Stockholder Matters. . . .10
     Item 6.   Management's Discussion and Analysis or Plan of Operation . . .11
     Item 7.   Financial Statements. . . . . . . . . . . . . . . . . . . . . .19
     Item 8.   Changes In and Disagreements With Accountants on
               Accounting and Financial Disclosure . . . . . . . . . . . . . .35

PART III . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .35
     Item 9.   Directors, Executive Officers, Promoters and Control
               Persons; Compliance with Section 16(a) of the Exchange Act. . .35
     Item 10.  Executive Compensation. . . . . . . . . . . . . . . . . . . . .35
     Item 11.  Security Ownership of Certain Beneficial Owners
               and Management. . . . . . . . . . . . . . . . . . . . . . . . .35
     Item 12.  Certain Relationships and Related Transactions. . . . . . . . .35
     Item 13.  Exhibits and Reports on Form 8-K. . . . . . . . . . . . . . . .36

INDEX TO EXHIBITS. . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .36

SIGNATURES . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .39


                                         (ii)

                                        PART I

ITEM 1.  DESCRIPTION OF BUSINESS

GENERAL OVERVIEW

     Medical Graphics Corporation designs products and related software that assist health care professions in the prevention, early detection and cost-effective treatment of heart and lung disease and the evaluation of sleep disorders. MedGraphics' pulmonary products consist of breath analysis technology integrated with a computer and software. MedGraphics' sleep diagnostic products consist of a recording system integrated with a computer and software. The pulmonary systems are marketed worldwide while the sleep diagnostic systems are marketed in the United States. More than 3,800 MedGraphics systems have been sold to customers for use in 45 countries.

PRIMARY PRODUCTS

     PULMONARY FUNCTION TESTING SYSTEMS. Pulmonary function testing helps health care professionals diagnose lung diseases, such as asthma and emphysema, and manage treatment of their patients. Pulmonary function testing applications include screening asthma patients, assessing pre-operative and post-operative risk of heart and lung surgery patients, evaluating lung damage from occupational exposures and documenting responses to therapy.

     MedGraphics pulmonary function testing systems are operated with the Company's proprietary BreezePF Windows 95 software, which is designed to operate in a simple, easy-to-use manner. These pulmonary function testing systems are sold under the Profiler name.

     The MedGraphics pulmonary function products use a patented "expert system" to assist physicians in the interpretation of patient test results. MedGraphics pulmonary function products also use the preVent pneumotach, a patented disposable mouthpiece/flow device that helps prevent the transmission of infectious diseases. The preVent gives all MedGraphics products the capability to perform spirometry, which measures the flow rates and pressures inside a person's lungs.

     Additional capabilities are available with the Profiler Series systems.

     - The Profiler DL performs spirometry and also measures how efficiently the lungs diffuse certain gases. The Profiler measures this lung function by using a gas chromatograph which measures gas concentrations before the patient breathes the gas in and after the patient breathes the gas out. This is referred to as diffusion testing.

     - The Profiler DX has all the abilities of the Profiler DL, plus the ability to measure the volume of air the lungs breathe in and out. This is done with a patented nitrogen analyzer that measures the amount of nitrogen in a person's breath.

     The Profiler Systems' compact design and mobility option attract a wide variety of customers, including pulmonary laboratories in hospitals, office based clinics, occupational medicine clinics, asthma centers and clinical research centers.

     BODY PLETHYSMOGRAPH SYSTEMS. The Elite Series are MedGraphics' body plethysmograph systems. A body plethysmograph is an enclosed metal and clear acrylic chamber that offers the most sensitive method for measuring lung function. The patient sits inside the chamber and undergoes diagnostic pulmonary function tests.

     - The Elite D performs spirometry and measures the total volume of air and the resistance in a person's lungs.

     - The Elite DL performs the same tests as the Elite D, and performs the diffusion test the same way as the Profiler DL.

     - The Elite DX performs all the tests as an Elite DL , and performs the lung volume test the same way as the Profiler DX.

     The Elite Series systems applications include diagnosing lung diseases and managing their treatment, assessing the surgical risk of lung transplant and lung reduction candidates and evaluating the impact of diseases, such as neuromuscular disease, on breathing. The system's design optimizes patient comfort with a clear-view acrylic enclosure and allows testing of a broad population including pediatric patients and individuals in wheelchairs.

     CARDIOPULMONARY EXERCISE TESTING SYSTEMS. The Company's cardiopulmonary exercise testing systems measure fitness or conditioning levels as well as help physicians diagnose heart and lung diseases. They do this by measuring the concentrations of the oxygen and carbon dioxide in a person's lungs and how the concentrations change as a person exercises on a bike or treadmill. They can also measure the gas concentrations of a person at rest to determine nutritional requirements of burned or critically ill patients. This measurement method is called the nutrition or MAX option. The systems measure the gas concentrations of every breath using a patented breath by breath methodology. The cardiopulmonary systems use the same patented preVent pneumotach as the pulmonary function testing systems and also include a patented oxygen analyzer and a carbon dioxide analyzer.

     The cardiopulmonary testing systems are sold in several different configurations.

     - The basic exercise testing system is a CPX/D which measures patient fitness levels while exercising.

     - The basic nutrition assessment system is a CCM/D which measures the basic nutritional requirements of a patient at rest.

     -  A CPX/MAX/D is a CPX/D with the nutrition option added.

     - A Cardio2 is a CPX/D with a 12-lead electrocardiogram stress option added. The Electrocardiogram, which measures heart functions, is generally referred to as an ECG.

     -  A Cardio2/MAX/D is a CPX/D with a 12-lead ECG and the Nutrition option.

     - A CPX Express is a smaller version of the CPX/D designed for use in a physician's office. Like the CPX/D, it can be used with a nutrition option and/or interfaced with a 12-lead ECG system.

     The CPX/D and CPX Express can also be used in conjuction with other manufacturer's stand-alone ECG systems.

     Applications for the cardiopulmonary systems include distinguishing between cardiovascular and pulmonary disease, screening for early signs of cardiac and pulmonary dysfunction, establishing exercise prescriptions and training programs and evaluating the efficacy of prescribed therapy. MedGraphics holds several patents relating to data reporting, including two expert system software packages for evaluating the information. Customers include hospital cardiopulmonary laboratories, cardiology and pulmonary office-based clinics, critical care units, cardiac rehabilitation units, human performance laboratories and health clubs.

     All the Company's cardiorespiratory and sleep diagnostic systems use an IBM compatible computer with a Pentium processor, a full color monitor, a printer and other peripherals

     CYCLE ERGOMETERS. The Company offers several models of cycle ergometers providing physicians and patients a tool for more successful outcomes in clinical rehabilitation and athletic training. A cycle ergometer is a specially designed stationary exercise bicycle that can operate at a broad spectrum of resistance levels. The Company has two models of cycle ergometers that are used in diagnostic, rehabilitation, training and sports medicine applications. The ergometers are used and controlled by Medgraphics' cardiopulmonary exercise testing systems. These ergometers are purchased through a third party.

     SLEEP DIAGNOSTICS SYSTEMS. The clinical assessment of sleep disorders, such as sleep apnea, restless leg syndrome and sleep seizures is performed with polysomnography, which literally means making many recordings during sleep. Although polysomnography is most commonly performed in a sleep lab, with technologies such as the P-Series portable recorder, sold by MedGraphics, the testing can now be performed in remote clinics or the home of the patient.

     The all-night polysomnograph recording typically requires electrodes be placed on the head to measure brain activity, eye movement and muscle tension in the chin. The measurement of brain activity is called an Electroencephalogram, often referred to as an EEG. Electrodes are also applied to monitor ECG. In addition, respiration, leg movements and body position are monitored with specially developed sensors. From the records of all these physiologic signals, the clinician can determine the different stages of sleep, the number and duration of any abnormal breathing events, and any other unusual activity that the patient may experience during sleep.

     The diagnostic sleep systems that are sold by Medical Graphics include software and hardware technology to help the technician and clinician gather, analyze and report the results from all-night recordings accurately and efficiently.

INDUSTRY

     Early detection and prevention of heart and lung diseases is becoming more commonplace as health care reform and cost containment efforts increase. Physicians and health plan administrators are becoming more motivated to use non-invasive diagnostic testing to detect early signs of disease and reverse the disease process by therapeutic treatments, rather than relying on invasive and expensive procedures to treat disease after it has already progressed. Thus, the demand for therapeutic and diagnostic products, such as the MedGraphics', is being affected by trends in the medical profession and its approach to the treatment of illness as well as third party payment and reimbursement policies.


COMPETITION

     The industry for companies selling cardiopulmonary diagnostic systems and sleep disorders diagnostic systems is competitive. Our competitors include large medical companies, some of which have greater financial and technical resources and broader product lines than us. We believe that the principal competitive factors in its markets are product features, price, quality, customer service, performance, market reputation, breadth of product offerings and effectiveness of sales and marketing efforts.

     Our success depends on our ability to anticipate changes in technology and industry standards, to develop and successfully introduce new and enhanced products on a timely basis and to promote market acceptance of such products. There are a number of companies that currently offer, or are in the process of developing, products that compete with products offered by us. Some of these competitors may have greater capital resources, research and development staffs and experience in the medical device industry, including experience with respect to regulatory compliance in the development, manufacturing and sale of medical products similar to those offered by us. We believe the principal competitors for our traditional products are SensorMedics Corporation, a subsidiary of ThermoElectron Corporation and Erich Jaeger GmbH & Co.

     We believe that our principal competitors in the sleep diagnostic market are SensorMedics, Healthdyne Technologies, Inc. and Nellcor Puritan Bennett. There can be no assurance that some of these competitors will not succeed in developing technologies and products that are more effective than those currently used or produced by us or that would render some products offered by us obsolete or non-competitive.

     Competition based on price is expected to become an increasingly important factor in customer purchasing patterns as a result of cost containment pressures on, and consolidation in, the health care industry. This competition has exerted, and is likely to continue to exert, downward pressure on the prices we are able to charge for our products. There can be no assurance that we will be able to offset such downward price pressure through corresponding cost reductions. Any failure to offset such pressure could have an adverse effect on our business, results of operations or financial condition.

MARKETING AND DISTRIBUTION

     MedGraphics markets its products in the United States through a direct sales force that targets customers located in hospitals, university-based medical centers and office-based clinics. Each salesperson is responsible for a specific geographic area and sells the Company's complete product line within that area. Company salespersons are compensated with a base salary, expenses and a revenue-based commission.

     The Company markets its products outside the United States through sales organizations that operate primarily as distributors. During 1998, MedGraphics used approximately 33 international sales organizations to sell its products into 45 countries. These organizations typically carry a limited inventory of our products and sell our systems in specific geographic areas, generally on an exclusive basis. International sales accounted for 13.1% and 18.4% of total sales in 1998 and 1997, respectively. All of the Company's international sales are made on a United States dollar-denominated basis.

     Sales into foreign countries involves certain risks not ordinarily associated with domestic business including fluctuations in exchange rates even when products are denominated in dollars, reliance on distributors and fluctuations in sales resulting from changes in local economies.

     The Company believes that demonstration of its products' capabilities to potential customers is one of the most significant factors in achieving sales. Consequently, the main thrust of domestic and international promotional efforts is product demonstrations at conventions and customer facilities. Other promotional efforts include educational seminars, print advertisements, direct mail campaigns and a MedGraphics web site (www.medgraph.com).

RESEARCH AND DEVELOPMENT

     Research and development expenses for 1998 reflected extensive efforts to convert our products to the Windows95/98 platform. Two new Windows95/98 pulmonary function software products were introduced during 1998. The gas exchange product line is expected to be converted to the Windows95/98 platform during 1999. In addition, MedGraphics is continuing to add product improvements designed to enhance product reliability and improve margins. The Company is also developing new products targeted for new growth markets. MedGraphics believes ongoing research and development efforts have been and will remain important to its continuing success. Research and development expenses were $1,550,000 in 1998 compared to $1,867,000 in 1997.

MANUFACTURING

     The Company currently manufactures and assembles all major analyzer components of its pulmonary systems including a waveform analyzer, gas
chromatograph, nitrogen analyzer and oxygen analyzer.   Sheet metal, electrical
components and some measurement devices are purchased from outside vendors and are tested, assembled and packaged by Company personnel into fully integrated systems. The Company also acquires general purpose computers, monitors and printers from a variety of sources and integrates its proprietary transducer modules into these systems. The Company acquires its cycle ergometers and the hardware and software for its sleep diagnostic systems from third parties. Although some of the Company's components are purchased from only one or a limited number of suppliers, the Company believes that if it is unable to obtain components from these suppliers, it would be able to obtain comparable components from other sources without significant additional expense or interruption of business.

     During 1997, the Company began to convert to a modified form of cellular manufacturing, a process that has continued into 1999. Cellular manufacturing utilizes an employee team to plan and schedule production, manufacture the product and ensure the achievement of quality standards. This process facilitates faster throughput of manufactured product and requires lower inventory support levels. The Company has already benefitted from continually improving manufacturing efficiencies.

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

     The action of the FDA does not, however, constitute approval by the FDA of the Company's products or pass upon their safety and effectiveness. The FDA has increased the depth of its inspections for compliance with Good Manufacturing Practices Regulations covering software documentation, as well as hardware documentation. The Company successfully passed an FDA audit in 1998 with no negative observations.

     The Company's products are also subject to similar regulation in various foreign countries. ISO 9001 certification provides assurance that MedGraphic's development and manufacturing processes comply with standards for quality assurance and manufacturing process control. ISO 9001 certification evidences compliance with the requirements that enable a company to affix the CE Mark to its products. The CE Mark denotes conformity with European standards for safety and allows certified devices to be placed on the market in all European Union ("EU") countries. After June 1998, medical devices may not be sold in EU countries unless they display the CE Mark. MedGraphics received ISO 9001 certification for its development and manufacturing processes in 1998. MedGraphics achieved CE certification for its primary cardiopulmonary testing products. The Company expects to achieve certification for the remainder of the product line that it markets in Europe during 1999. There can be no assurance, however, that the Company will be able to obtain regulatory approvals or clearances for its products in foreign countries.

     The Company must comply with various federal, state and local environmental laws and regulations. The Company believes that it is currently in material compliance with such applicable environmental laws and regulations.

PATENTS AND TRADEMARKS

     MedGraphics relies on a combination of patent, trademark and trade secret laws to establish proprietary rights in its products. The Company currently owns 20 United States domestic patents that cover the basic aspects of the Company's core technologies, including gas pressure, flow measurement, breath-by-breath assessment of gas exchange and some expert systems. In addition, the Company has a number of foreign patents with respect to technologies covered by its United States patents. The United States patents were issued during the period from 1984 through 1999. United States patents issued prior to 1995 generally expire 17 years after issuance while patents issued after 1994 generally expire 20 years after the date of initial patent application. Foreign patents generally expire 20 years after the date of original application, but vary from country to country. The Company intends to aggressively enforce its intellectual property rights and has successfully done so in the past. There can be no assurance, however, that these patents, or any patents that may be issued as a result of existing or future application, will offer any degree of protection from competitors.

     The Company seeks to protect its trade secrets and proprietary know-how through proprietary information agreements with employees, most consultants and other parties. MedGraphics's proprietary information agreements generally contain industry standard provisions requiring such individuals to assign to the Company, without additional consideration, any inventions conceived or reduced to practice while employed or retained by the Company, subject to customary exceptions. MedGraphic's officers and other key employees also agree not to compete with the Company for a period following termination. There can be no assurance that proprietary information or non-compete agreements with employees, consultants and others will not be breached, that MedGraphics would have adequate remedies for any breach, or that third parties will not nonetheless gain access to MedGraphic's technology.

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

EMPLOYEES

     The Company had 111 full-time and 3 part-time employees as of December 31, 1998. No employees are represented by labor organizations and there are no collective bargaining agreements. Management believes that MedGraphic's relations with its employees are good.

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

     Forward-looking statements are subject to risks and uncertainties that could cause actual results to differ materially from such statements. The words "anticipate", "believe", "expect", "intend", "optimistic", "will" or similar expressions are intended to identify forward-looking statements. Readers are cautioned not to place undue reliance on these forward-looking statements, which speak only as of the date on which they are made. The Company undertakes no obligation to update publicly or revise any forward-looking statements.

ITEM 2.  DESCRIPTION OF PROPERTY

     The Company currently leases a 52,250 square foot building for its office, assembly and warehouse facilities located in suburban Saint Paul, Minnesota. The lease expires June 30, 2002, at which time the Company has an option to renew the lease for an additional four years. The Company has the option to purchase the building at the end of each lease expiration period at the
building's fair market value.   Annual rental costs will be approximately
$345,000 over the next four years. Rent expense for the years ended December 31, 1998 and 1997 was $344,000 and $348,000, respectively.

ITEM 3.  LEGAL PROCEEDINGS

     The Company has been named as a defendant in two product liability suits as follows:

     JOHN GEFROH V. TRINITY HOSPITAL AND MEDICAL GRAPHICS CORPORATION, North Dakota District Court, Northwestern Judicial District, filed in March 1997, Ward County civil no. 96-C-0327.

     ROGER D. CROWE V. NORTHSHORE REGIONAL MEDICAL CENTER, NME HOSPITALS, INC., TENET HEALTHCARE CORPORATION, ASTRAND MANUFACTURING AND MEDICAL GRAPHICS CORPORATION, 22d Judicial District Court for the Parish of St. Tammany, State of Louisiana, Case No. JDC No. 95-14240-B, filed in November 1996.

     The plaintiffs in both product liability suits are seeking compensatory damages of an undisclosed amount resulting from injuries in connection with the use our CardiO2 cycle ergometer. MedGraphics believes the injuries resulted from the actions of one or more third parties and did not result from any actions of MedGraphics. The Company carries insurance in an amount that it believes is adequate to cover any liability it may be found to have arising from the claims in both of these suits.

     MedGraphics has also been named as a third-party defendant in COPELCO CAPITAL, INC. V. MEMORIAL HOSPITAL, A DIVISION OF SISTERS OF CHARITY OF NAZARETH HEALTH SYSTEMS, INC., Superior Court of New Jersey Law Division: Bergen County Docket No. L2031-98. The plaintiff is seeking compensation for specific performance of a lease provided by Copelco Capital to Memorial Hospital for products purchased from MedGraphics. MedGraphics is of the opinion that ultimate settlement of this matter will not have a material impact on its financial statements.

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

Not Applicable

                                       PART II

ITEM 5.  MARKET FOR COMMON EQUITY AND RELATED STOCKHOLDER MATTERS

MARKET INFORMATION

     The Company's common stock trades on The Nasdaq SmallCap Market System under the symbol MGCC. The following table shows the range of high and low closing prices for the Company's common stock for the fiscal quarters indicated, as reported by Nasdaq. Prices prior to June 6, 1998 have been adjusted to reflect the Company's 3 for 2 stock dividend.

                                                CLOSING PRICES
                                             High            Low
                                             ----            ---
1998
      First Quarter                         $ 2.33         $ 1.72
      Second Quarter                          3.75           1.72
      Third Quarter                           3.00           0.75
      Fourth Quarter                          1.19           0.63


1997
      First Quarter                         $ 2.50         $ 1.11
      Second Quarter                          1.94           1.17
      Third Quarter                           2.61           1.67
      Fourth Quarter                          2.39           1.67

APPROXIMATE NUMBER OF HOLDERS OF COMMON EQUITY

                                             Approximate Number of
                                                    Holders
Title of Class                              (as of April 12, 1999)
--------------                        ----------------------------------
Common Stock, par value of $.05                      1,400
Class A Stock, par value of $.05                       1

DIVIDENDS

     MedGraphics has not paid any cash dividends on its common stock, and the Board of Directors intends to retain earnings, if any, for the foreseeable future for use in expansion of the Company's business. Under the terms of the Company's credit agreement, the Company is prohibited from paying cash dividends unless it is in compliance with certain covenants.

ISSUANCE OF UNREGISTERED SECURITIES

     MedGraphics did not issue any unregistered securities during the quarter ended December 31, 1998.

ITEM 6. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION OR PLAN OF OPERATION

OVERVIEW

     During 1996, the Company expanded its sales, marketing, and research and development activities and retained new management personnel. This expansion, in part, resulted in the Company reaching its borrowing base limit on its credit line, entering into a forbearance agreement with its lender and becoming unable to pay vendors' accounts payable when due, all of which occurred during the fourth quarter of 1996. These events restricted the Company's ability to produce products in the fourth quarter of 1996 and required management and the Board of Directors to devote a significant amount of time to restructuring the Company during the first quarter of 1997.

     Subsequent to December 31, 1996, the Company retained Manchester Business Services, Inc., to design and implement a restructuring plan. Under the restructuring plan, the Company obtained a new line of credit, received $1,500,000 of cash from the issuance of common stock, entered into agreements with vendors which provided for payment of approximately $3,500,000 of accounts payable in equal monthly installments for up to 36 months and reduced its work force by approximately 25%. The Company obtained an additional $1,500,000 of cash from the issuance of common stock on November 12, 1997 and $1,000,000 and $500,000 from the issuance of common stock in January and February 1998, respectively. Additional common stock was issued on September 30, 1998 for $300,000 in cash and conversion of $250,000 of accounts payable owed to a vendor. All issuances of common stock were recorded net of related issuance costs.

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

     During 1998, MedGraphics increased 1998 revenue by 6.7% to $20,449,000 on the strength of domestic sales of the Company's new cardiorespiratory diagnostic systems and market share growth in the sleep disorder diagnostic market. The Company enjoyed a full year of selling its new sleep diagnostic systems after first introducing them in September 1997. In addition, MedGraphics began selling two new pulmonary function products and software enhancements for existing products late in the third quarter of 1998. Gross margins continued to improve to 39.2% in 1998 from 37.6% in 1997 while operating expenses decreased 23.8% to $9,130,000 in 1998.

     The following discussion should be read in conjunction with the Company's consolidated financial statements as of and for the years ended December 31, 1998 and 1997 included in Item 7 of this Form 10-KSB.

RESULTS OF OPERATIONS

     The following table presents statements of operations data as a percentage of total revenues for the years ended December 31, 1998 and 1997 (As Restated).

                                                  YEAR ENDED DECEMBER 31
                                                  ----------------------

                                                   1998           1997
                                                 ---------     ----------
Revenues                                          100.0%         100.0%
Cost of goods sold                                 60.8           62.4
                                                 ---------     ----------

       Gross margin                                39.2           37.6
                                                 ---------     ----------

Selling and marketing                              27.6           32.8
General and administrative                          9.4           11.6
Research and development                            7.6            9.7
Non-recurring charges                                              8.4
                                                 ---------     ----------
       Total operating expenses                    44.6           62.5
                                                 ---------     ----------

Loss from operations                               (5.4)         (24.9)
Interest expense                                   (2.3)          (1.8)
                                                 ---------     ----------

Loss before income tax benefit                     (7.7)         (26.7)
Income tax benefit                                  0.0            0.0
                                                 ---------     ----------
Net loss                                           (7.7)%        (26.7)%
                                                 ---------     ----------
                                                 ---------     ----------


     REVENUE. Total revenue increased 6.7% to $20,449,000 in 1998 from $19,173,000 in 1997. Domestic revenue increased 14.4% and service and supplies increased 6.7% over 1997 to offset a 24.2% decline in revenue from international sources. Revenue from domestic sales, international sources and service and supplies represented 61.3%, 13.1% and 25.6% of 1998 revenue, respectively, compared to 57.2%, 18.4% and 24.4%, respectively, for 1997.

     The increase in domestic revenue was driven by both sales of pulmonary diagnostics systems as well as strong sales of its new sleep diagnostic systems. MedGraphics introduced updated models of its pulmonary function systems in September 1998 and initial results reflected strong customer interest in these new products. In addition, MedGraphics enjoyed revenue for all of 1998 from its new diagnostics systems for sleep disorders that were introduced in late September 1997.

     International revenue for 1998 continued to be depressed from the closing of the Company's German office at the end of 1996 as part of its overall cost reduction strategy. In addition, international revenue has been impacted by weaker economic conditions and a stronger dollar versus the local currencies.

     GROSS MARGIN. The gross margin percentage increased to 39.2% of revenue in 1998 from 37.6% in 1997. This margin increase was achieved through manufacturing efficiencies resulting from the 1997 adoption of a modified version of cellular manufacturing under which major systems are produced in one continuous process over a shorter period of time rather than producing several subassemblies requiring longer throughput times. These process revisions not only reduce manufacturing costs but require significantly lower levels of inventory.

     SELLING. Selling and marketing expenses decreased 10.0% to $5,653,000 in 1998 from $6,282,000 in 1997. Selling expenses as a percent of revenue decreased to 27.6% in 1998 compared to 32.8% in 1997. Increased commissions of $245,000 on higher domestic revenue and increased expenses associated with expanding MedGraphics domestic sales force were offset by savings related to the following actions. The Company saved $348,000 due to its 1997 decision to sell the asthma business unit and reduce focus on the sports medicine market. Moreover, nearly $500,000 in savings resulted from reductions of marketing costs, primarily personnel and related travel.

     GENERAL AND ADMINISTRATIVE. General and administrative expenses decreased 13.5% to $1,927,000 in 1998 from $2.228,000 in 1997. As a percent of revenue, general and administrative expenses decreased to 9.4% in 1998 compared to 11.6% in 1997. This decrease reflects lower consulting and bank refinancing expenses associated with 1997 restructuring activities along with a $145,000 decrease in the provision for doubtful accounts receivable.

     RESEARCH AND DEVELOPMENT. Research and development expenses decreased 17.0% to $1,550,000 in 1998 from $1,867,000 in 1997 and as a percentage of revenue decreased to 7.6% in 1998 from 9.7% in 1997. The Company has continued to reduce its dependence on independent software contractors in favor of in-house software engineers. Lower costs also reflect an increasing proficiency of Company employees developing product software upgrades.

     NON-RECURRING CHARGES. Non-recurring expenses of $1,610,000 for the year ended December 31, 1997 included severance, legal, accounting and consulting expenses associated with the cost reduction strategies implemented in the first quarter of 1997.

     NET INTEREST EXPENSE. The Company incurred net interest expense of $454,000 in 1998 compared to $329,000 in 1997, which resulted from increased interest payments associated with higher levels of borrowings.

     INCOME TAX BENEFIT. The Company recognized no income tax benefit for either 1998 or 1997 because the Company has established a valuation allowance that completely offsets the benefit of any net operating loss carryforwards due to uncertainty regarding the realization of future income tax benefits.

NEW ACCOUNTING STANDARDS

     MedGraphics adopted the Financial Accounting Standards Board Statement of Financial Accounting Standards (SFAS) No. 130, "Reporting Comprehensive Income", effective January 1, 1998. SFAS No. 130 requires the disclosure of comprehensive income and its components in the general-purpose financial statements. The adoption by the Company of SFAS No. 130 did not have a material effect on the Company's financial statements for 1998 or 1997. Total comprehensive loss for the twelve months ended December 31, 1998 and 1997 was $1,576,000 and $5,112,000, respectively.

     The Company also adopted (SFAS) No. 131, "Disclosures about Segments of an Enterprise and

Related Information", effective January 1, 1998. SFAS No. 131 redefines how operating segments are determined and requires disclosures of certain financial and descriptive information about a Company's operating segments. This statement does not have a material impact on results of operations or financial position.

INFLATION

     The Company believes that inflation did not have a significant impact on the Company's operations in 1998 or 1997.

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

                     ---------------------------------------------------------------------------------------------------------
                       Company               OEM Products          Internal              Business              Vendors &
                       Products                                    Programming           Information           Suppliers
                                                                                         Systems
------------------------------------------------------------------------------------------------------------------------------
 Team Formation &      Completed             Completed             Completed             Completed             Completed
 Assignment
------------------------------------------------------------------------------------------------------------------------------
 Inventory             Completed             Completed             Completed             Completed             80%
 Assessment
------------------------------------------------------------------------------------------------------------------------------
 Compliance            Completed             Completed             Completed             Completed             35%
 Assessment
------------------------------------------------------------------------------------------------------------------------------
 Risk                  Completed             Completed             Completed             90%                   15%
 Assessment
------------------------------------------------------------------------------------------------------------------------------
 Resolution &          Completed             80%                   Completed             90%                   0%
 Remediation
------------------------------------------------------------------------------------------------------------------------------
 Validation            Completed             80%                   Completed             90%                   0%
------------------------------------------------------------------------------------------------------------------------------
 Contingency
 Plans                 Completed             Completed             Completed             80%                   0%
------------------------------------------------------------------------------------------------------------------------------
 Certification         Completed             10%                   10%                   90%                   10%
 & Sign-off
------------------------------------------------------------------------------------------------------------------------------

     With respect to the Company's relationships with third parties, the Company relies both domestically and internationally upon various vendors, governmental agencies, utility companies, telecommunications service companies, delivery service companies and other service providers. Although these service providers are outside of the Company's control, the Company has mailed letters to those with whom it believes its relationships are material and has verbally communicated with some of its strategic business partners to determine the extent to which electronic interfaces with such entities are vulnerable to Year 2000 issues and whether products and services purchased from or by such entities are Year 2000 ready. As of February 1, 1999, the Company had received responses from 10% of such third parties, and all of the companies that have responded have provided written assurances indicating that their Year 2000 issues will be addressed on a timely basis. The Company intends to complete follow-up activities, including but not limited to phone surveys and mailings, with significant vendors and service providers as part of completing validation of these parties' compliance.

COSTS TO ADDRESS YEAR 2000 ISSUES

     To date, the Company has not incurred any material expenditures in connection with identifying or evaluating Year 2000 compliance issues. The Company has incurred the majority of its costs from the recent installation of updated internal computer systems as well as the labor cost and opportunity cost of time spent by employees of the Company evaluating Year 2000 compliance matters generally. Because the Company upgraded its internal computer systems as part of its regularly planned software and hardware upgrade efforts, it does not consider the costs related thereto to be charges for Year 2000 compliance. The Company presently estimates the labor costs of its Year 2000 compliance efforts to date to be approximately $70,000. With respect to future costs, the Company estimates it may spend approximately $175,000 for remediation and validation of products and programs which the Company presently knows are not compliant. The Company believes that these estimates are reasonable and presently expects such to be within the Company's fiscal 1999 budget. At this time, the Company has not completed an estimate of the overall potential financial impact of Year 2000 compliance issues relating to its Year 2000 compliance program. Such impact, including the effect of a Year 2000 business disruption, could have a material adverse impact on the Company's financial condition and results of operations.

RISKS OF YEAR 2000 ISSUES

     Since the Company has not yet completed its discovery and evaluation of overall Year 2000 exposure, it cannot at this time state with certainty that the Year 2000 issues will not have a material adverse impact on its financial condition, results of operations and liquidity. Although the Company considers them unlikely, the Company believes that the following several situations, not in any particular order, make up the Company's "most reasonably likely worst case Year 2000 scenarios:"

1. CUSTOMER LITIGATION.

     The Company has developed a program to advise all customers of Year 2000 compliance of its products and has identified upgrade and replacement products for its customers affected by Year 2000 compliance issues. These efforts pertain not only to the Company's internally developed products but also to externally acquired products. Although the Company believes that its efforts will ensure no disruption in the business or operations of its customers, the possibility exists that some customers may experience problems that may motivate them to commence litigation against the Company for restitution and damages that may be related to such problems.

2. DISRUPTION OF SUPPLY MATERIALS.

     Several months ago, the Company began an ongoing process of surveying its vendors with regard to their Year 2000 readiness and is now in the process of assessing and cataloging the survey responses. The Company is pursuing responses from critical and many non-critical vendors who had not responded by January 31, 1999. The Company presently expects to work with vendors that show a need for assistance or that provide inadequate responses, and in many cases expects that survey results will be refined significantly by such work. Where ultimate survey results show that the need arises, the Company will arrange for back-up vendors before the changeover date.

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

4. DISRUPTION OF THE COMPANY'S NON-COMPUTER SYSTEMS.

     The Company is currently conducting a comprehensive assessment of all non-computer systems, including utility, telecommunications, delivery and other services. Although the Company intends to work with third party providers of such services to ensure that there will be no disruption in the Company's operations, the Company believes that if any disruptions do occur, such will be dealt with promptly and will be no more severe with respect to correction or impact than would be an unexpected breakdown of such services and related equipment.

CONTINGENCY PLANS

     While the Company recognizes the need for contingency planning, it has not yet developed specific contingency plans for potential Year 2000 disruptions. The aforementioned 8-step program, however, does include contingency planning by the Y2K Project Team and such plans, as developed, will be carefully reviewed by the Company. The Company believes that details of such plans will depend on the Company's final assessment of the problem as well as the evaluation and success of its remediation efforts. Future disclosures will include contingency plans as they become available.

LIQUIDITY AND CAPITAL RESOURCES

     MedGraphic's balance sheet reflected no cash as of December 31, 1998 because the normal amount of outstanding checks offset cash balances deposited in the Company's bank accounts. All cash deposits are applied to the Company's bank line of credit to maximize the use of cash and minimize the corresponding cost of interest expense. The Company had $744,000 in cash available under its line of credit and working capital of $1,212,000 at December 31, 1998.

     MedGraphics used $3,309,000 of cash in operations during 1998. The Company's net loss of $1,576,000 was partially offset with $511,000 of depreciation and $357,000 in amortization. Cash from financing activities was generated through a net increase of $1,037,000 in borrowings under the line of credit and $1,773,000 in net proceeds received with the issuance of common stock in private sales to investors. This cash was used to finance the balance of MedGraphic's operating activities, including $321,000 used for software production costs and $67,000 used for capital expenditures.

     The Company has a working capital line of credit with a bank that provides for total borrowings, based on available collateral, of up to $4,100,000, at the discretion of the lender, which expires March 31, 2000. Total borrowings outstanding under the credit agreement are secured by the Company's accounts receivable and inventories. The credit agreement contains certain restrictive covenants as well as limitations on capital expenditures and payment of dividends. The credit line allows the Company to borrow up to 80% of eligible domestic accounts receivable, 40% of eligible domestic inventory (not to exceed $1,500,000), 90% of eligible foreign accounts receivable. MedGraphics did not achieve technical compliance with all 1998 performance ratios stated in its credit agreement. The bank has waived all violations and MedGraphics is in compliance with its credit agreement at December 31, 1998.

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

     During 1997, the Company entered into financing arrangements with certain vendors which provide for payment of outstanding balances in equal monthly installments for up to 36 months. The balances which will be paid after December 31, 1999, have been classified as long-term accounts payable financed with vendors. The amounts due under the agreements are $769,000 and $48,000 for 1999 and 2000, respectively.

     In November 1997, the Company entered into agreements to sell to private investors up to 1,090,908 shares of common stock at a price of $2.75 per share. These investors purchased 545,454 shares for $1,500,000 on November 12, 1997. They also purchased 363,636 additional shares for $1,000,000 on January 30, 1998 and 181,818 additional shares for $500,000 on February 10, 1998.

     On September 30, 1998, MedGraphics sold 550,000 shares of common stock at a price of $1.00 per share to a private investor and Compumedics Sleep Pty, Ltd, an Australian manufacturer of sleep diagnostic products and a supplier to the Company. The private investor purchased 300,000 shares for cash and Compumedics purchased 250,000 shares through conversion of $250,000 of accounts payable to the Company.

     The Company has no material commitments for 1999 capital expenditures. The Company believes that its revenues from operations, together with cash and borrowings available under its credit facility will be adequate to satisfy its liquidity and capital resource needs through 1999.

ITEM 7.  FINANCIAL STATEMENTS

     The following consolidated financial statements of the Company are included herein:

     Independent Auditors' Report
     Consolidated Balance Sheets-December 31, 1998 and 1997
     Consolidated Statements of Operations-Years ended December 31, 1998 and
     1997
     Consolidated Statements of Shareholders' Equity-Years ended December 31, 1998 and 1997
     Consolidated Statements of Cash Flows-Years ended December 31, 1998 and
     1997
     Notes to Consolidated Financial Statements-Years ended December 31, 1998 and 1997

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


                                       PART III

ITEM 9. DIRECTORS, EXECUTIVE OFFICERS, PROMOTERS AND CONTROL PERSONS; COMPLIANCE WITH SECTION 16(a) OF THE EXCHANGE ACT

     The information contained under the headings "Election of Directors", "Executive Officers of the Company", and "Section 16(a) Beneficial Ownership Reporting Compliance" in the Company's definitive proxy statement for its Annual Meeting of Shareholders, a definitive copy of which will be filed within 120 days of December 31, 1998, is hereby incorporated by reference.


ITEM 10. EXECUTIVE COMPENSATION

     The information contained under the heading "Executive Compensation" in the Company's definitive proxy statement for its 1999 Annual Meeting of Shareholders, is hereby incorporated by reference.


ITEM 11. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

     The information contained under the heading "Security Ownership of Certain Beneficial Owners and Management" in the Company's definitive proxy statement for its 1999 Annual Meeting of Shareholders, is hereby incorporated by reference.


ITEM 12. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

     The information contained under the heading "Certain Transactions" in the Company's definitive proxy statement for its 1999 Annual Meeting of Shareholders, is hereby incorporated by reference.

ITEM 13. EXHIBITS AND REPORTS ON FORM 8-K

(a)  EXHIBITS
                                  INDEX TO EXHIBITS

EXHIBIT NUMBER       DESCRIPTION                         EXHIBIT METHOD OF FILING
--------------       -----------                       --------------------------------------
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

10.2.1       First Amendment to Credit Agreement       Exhibit 10.2.1 to Report on Form 10-KSB
             dated November 12, 1997                   for the year ended December 31, 1997,
                                                       file no. 0-9899

10.2.2       Second Amendment to Credit Agreement      Exhibit 10.1 to Report on Form 10-QSB
             dated March 30, 1998                      for the quarter ended March 31, 1998,
                                                       file no. 0-9899

10.2.3       Third Amendment to Credit Agreement       Filed electronically herewith
             dated March 29, 1999

10.3         Credit and Security Agreement dated       Exhibit 10.3 to Report on Form 10-KSB
             March 31, 1997 between the Company        for the year ended December 31, 1996,
             and Norwest Business Credit, Inc.         file no. 0-9899

10.3.1       First Amendment to Credit and Security    Exhibit 10.3.1 to Report on Form 10-KSB
             Agreement April 14, 1997                  for the year ended December 31, 1996,
                                                       file no. 0-9899

10.3.2       Second Amendment to Credit and Security   Exhibit 10.3.2 to Report on Form 10-KSB
             Agreement dated November 12, 1997         for the year ended December 31, 1997,
                                                       file no. 0-9899

10.3.3       Third Amendment to Credit and Security    Exhibit 10.2 to Report on Form 10-QSB
             Agreement dated March 26, 1998            for the quarter ended March 31, 1998,
                                                       file no. 0-9899

10.3.4       Fourth Amendment to Credit and Security   Exhibit 10.1 to Report on Form 10-QSB
             Agreement dated August 14, 1998           for the quarter ended September 30, 1998,
                                                       file no. 0-9899

10.3.5       Fifth Amendment to Credit and Security    Exhibit 10.2 to Report on Form 10-QSB
             Agreement dated September 10, 1998        for the quarter ended September 30, 1998,
                                                       file no. 0-9899

10.3.6       Sixth Amendment to Credit and Security    Filed electronically herewith
             Agreement dated March 29, 1999

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

10.1.1       Eighth Amendment to Lease for             Exhibit 10.12 to Report on Form 10-KSB
             350 Oak Grove Parkway, St. Paul,          for the year ended December 31, 1997,
             Minnesota.                                file no. 0-9899

10.13*       Employment Agreement dated August 3,      Filed electronically herewith
             1998 between the Company and
             Richard E. Jahnke

10.14*       Stock Option Agreement between the        Filed electronically herewith
             Company and Mark W, Sheffert
             dated January 9, 1999

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

(b)  REPORTS ON FORM 8-K

     No reports on Form 8-K were filed during the three months ended December 31, 1998.

                                      SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registration has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.


                                   MEDICAL GRAPHICS CORPORATION



April 15, 1999                     /s/ Richard E. Jahnke
                                   ---------------------------------------------
                                   Richard E. Jahnke, President
                              and Chief Executive Officer


                                  POWER OF ATTORNEY

     KNOW ALL PERSONS BY THESE PRESENTS, that each person whose signature appears below hereby constitutes and appoints Richard E. Jahnke and Dale H. Johnson and each of them acting individually, as his or her attorney-in-fact, each with full power of substitution, for him or her in any and all capacities, to sigh any and all amendments to this Annual Report on Form 10-KSB and to file the same, with exhibits thereto and other documents in connection therewith, with the Securities and Exchange Commission, hereby ratifying and confirming our signatures as they may be signed by our said attorney to any and all amendment to said Annual Report on Form 10-KSB.

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities on the dates indicated.

SIGNATURE                            TITLE                       DATE
---------                            -----                       ----
 /s/ Mark W. Sheffert         Chairman of the Board              April 15, 1999
----------------------------
Mark W. Sheffert              and Director


 /s/ Richard E. Jahnke        President, Chief Executive         April 15, 1999
----------------------------
Richard E. Jahnke             Officer and Director (Principal
                              Executive Officer)


 /s/ Dale H. Johnson          Chief Financial Officer            April 15, 1999
----------------------------
Dale H. Johnson               (Principal Financial and
                              Accounting Officer)

 /s/ Anthony J. Adducci       Director                           April 15, 1999
----------------------------
Anthony J. Adducci


 /s/ Gerald T. Knight         Director                           April 15, 1999
----------------------------
Gerald T. Knight


 /s/ W. Edward McConaghay     Director                           April 15, 1999
----------------------------
W. Edward McConaghay


 /s/ Donald C. Wegmiller      Director                           April 15, 1999
----------------------------
Donald C. Wegmiller


 /s/ John C. Penn             Director                           April 15, 1999
----------------------------
John C. Penn


 /s/ John D. Wunsch           Director                           April 15, 1999
----------------------------
John D. Wunsch