Form 10QSB
period 1999-03-31
MEDICAL GRAPHICS CORP /MN/
filed 1999-05-14
CIK 352862

                    U. S. SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                   FORM 10-QSB

(X) QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 For the quarterly period ended March 31, 1999

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

As of May 12, 1999, the Company had outstanding 5,613,620 shares of common stock, $.05 par value, and 444,445 shares of Class A stock, $.05 par value. Each share of Class A stock is convertible into 3.375 shares of common stock.

Transitional Small Business Disclosure Format: Yes        No   X
                                                   -----     -----

                          PART I: FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

                          MEDICAL GRAPHICS CORPORATION
                           CONSOLIDATED BALANCE SHEETS


                            (Unaudited, in thousands)


                                                             March 31,  December 31,
                                                               1999         1998
                                                            ---------- -------------
                ASSETS
Current Assets
     Cash and cash equivalents                              $    149    $   --
     Accounts receivable, net of allowance for doubtful
        accounts of $126 and $118                              4,428       5,263
     Inventories:
         Purchased components and work in process              3,184       2,941
         Finished goods                                        2,049       1,976
                                                            ---------- -------------
                                                               5,233       4,917
     Prepaid expenses                                            176         155
                                                            ---------- -------------
        Total Current Assets                                   9,986      10,335
                                                            ---------- -------------
Equipment and Fixtures                                         4,092       4,092
     Less accumulated depreciation                             3,664       3,574
                                                            ---------- -------------
                                                                 428         518
Software Production Costs, net of accumulated
     amortization of $1,308 and $1,212                           555         566
Other Assets                                                       5           7
                                                            ---------- -------------
                                                            $ 10,974    $ 11,426
                                                            ---------- -------------
                                                            ---------- -------------

                     LIABILITIES AND SHAREHOLDERS' EQUITY

Current Liabilities
     Accounts payable                                       $  2,759    $  2,975
     Accounts payable financed with vendors - current            710         769
     Bank line of credit                                       3,379       3,291
     Employee compensation                                       403         517
     Deferred service contract revenue                           804         870
     Warranty reserve                                            369         374
     Other liabilities and accrued expenses                      286         327
                                                            ---------- -------------
        Total Current Liabilities                              8,710       9,123
Commitments and Contingencies
Long-Term Accounts Payable Financed with Vendors                --            48
Shareholders' Equity
     Class A stock; liquidation preference
         of $3.375 per share                                      22          22
     Common stock                                                281         280
     Additional paid-in capital                               15,743      15,738
     Retained deficit                                        (13,782)    (13,785)
                                                            ---------- -------------
                                                               2,264       2,255
                                                            ---------- -------------
                                                            $ 10,974    $ 11,426
                                                            ---------- -------------
                                                            ---------- -------------


See accompanying notes to financial statements

                          MEDICAL GRAPHICS CORPORATION
                      CONSOLIDATED STATEMENTS OF OPERATIONS

                                   (Unaudited)
                      (in thousands, except per share data)


                                                  Three Months Ended
                                                       March 31,
                                                 -------------------
                                                   1999       1998
                                                 --------   --------
Revenues:
     Equipment sales                             $ 4,381    $ 4,573
     Service revenues                                502        497
                                                 --------   --------
         Total revenues                            4,883      5,070

Cost of Goods Sold                                 2,789      2,984
                                                 --------   --------

     Gross margin                                  2,094      2,086

Operating Expenses:
     Selling and marketing                         1,115      1,409
     General and administrative                      452        493
     Research and development                        402        407
                                                 --------   --------
                                                   1,969      2,309
                                                 --------   --------

Operating Income (Loss)                              125       (223)

     Interest expense                               (122)       (97)
                                                 --------   --------

Income (Loss) Before Taxes                             3       (320)

     Income tax benefit                                0          0
                                                 --------   --------

Net Income (Loss)                                $     3    $  (320)
                                                 --------   --------
                                                 --------   --------

Basic and Dilutive Net Income (Loss) Per Share   $  0.00    $ (0.06)
                                                 --------   --------
                                                 --------   --------

Weighted Average Common Shares Oustanding          7,112      5,481
                                                 --------   --------
                                                 --------   --------


See accompanying notes to financial statements

                          MEDICAL GRAPHICS CORPORATION
                      CONSOLIDATED STATEMENTS OF CASH FLOWS

                                   (Unaudited)
                                 (in thousands)


                                                                     Three Months Ended
                                                                          March 31,
                                                                    -------------------
                                                                      1999       1998
                                                                    ---------  --------
Cash Flows From Operating Activities:
     Net Income (Loss)                                              $     3    $  (320)
     Adjustments to reconcile net income (loss) to
         net cash provided (used) in operating activities:
         Depreciation                                                    90        151
         Amortization                                                    96         80
         Changes in operating assets and liabilities:
            Accounts receivable                                         835     (1,469)
            Inventory                                                  (316)      (502)
            Prepaid expenses and other assets                           (19)       (73)
            Accounts payable and accrued expenses                      (430)      (106)
            Warranty reserve                                             (5)       (40)
            Deferred service contract revenue                           (66)        46
                                                                    ---------  --------
               Net cash (used) provided in operating activities         188     (2,233)
                                                                    ---------  --------

Cash Flows From Investing Activities:
     Software production costs                                          (85)       (82)
     Capital expenditures                                              --           (6)
                                                                    ---------  --------
                 Net cash used in investing actitivities                (85)       (88)
                                                                    ---------  --------

Cash Flows From Financing Activities:
     Borrowings under bank line of credit                             6,003      6,175
     Repayments under bank line of credit                            (5,915)    (5,478)
     Payments on long-term accounts payable financed with vendors       (48)      (223)
     Net proceeds from issuances of common stock                          6      1,563
                                                                    ---------  --------
                 Net cash provided by financing activities               46      2,037
                                                                    ---------  --------

Net Increase (Decrease) In Cash                                         149       (284)

Cash at Beginning Of Period                                               0        387
                                                                    ---------  --------

Cash at End Of Period                                               $   149    $   103
                                                                    ---------  --------
                                                                    ---------  --------


See accompanying notes to financial statements

                          NOTES TO FINANCIAL STATEMENTS
                                 March 31, 1999
                                   (Unaudited)

1. BASIS OF PRESENTATION

The consolidated balance sheet as of March 31, 1999, the consolidated statements of operations for the three months ended March 31, 1999 and 1998, the consolidated statements of cash flows for the three months ended March 31, 1999 and 1998, and the related information presented in these notes have been prepared by management in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-QSB and Rule 10-01 of Regulation S-X, without audit. Accordingly, they do not include all of the information and notes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments considered necessary for a fair presentation of results have been included. The balance sheet at December 31, 1998 was derived from the audited financial statements as of that date. Operating results for the three month period ended March 31, 1999 are not necessarily indicative of the results that may be expected for the year ended December 31, 1999. For further information, refer to the financial statements and notes thereto included in MedGraphic's Annual Report on Form 10-KSB for the fiscal year ended December 31, 1998.

Comprehensive income is a measure of all non-owner changes in stockholders' equity and includes such items as net income, certain foreign currency translation items, minimum pension liability adjustments and changes in the value of available-for-sale securities. For the three months ended March 31, 1999 and 1998, comprehensive income for MedGraphics was equivalent to net income as reported.

2. RECLASSIFICATIONS

Certain amounts in MedGraphic's Form 10-QSB for the three-month period ended March 31, 1998 have been reclassified to conform to the 1999 presentation. These reclassifications had no effect on net loss or shareholders' equity as previously reported.

3. AMENDMENT TO BANK LINE OF CREDIT

In March 1999, MedGraphics amended its line of credit agreement. As of March 31, 1999, the Company was in compliance with all covenants pursuant to the amended line of credit agreement.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

FORWARD-LOOKING STATEMENT

Statements included in this Quarterly Report on Form 10-QSB that are not historical or current facts are "forward-looking statements" made pursuant to the safe harbor provision of the Private Securities Litigation Reform Act of 1995 and are subject to certain risks and uncertainties that could cause actual results to differ materially. Various forward-looking statements have been made in this Quarterly Report on Form 10-QSB and may also be made in other MedGraphic's reports filed under the Securities Exchange Act of 1934, in its press releases and in other documents. In addition, from time to time, the Company through its management may make oral forward-looking statements.

RESULTS OF OPERATIONS

For the three months ended March 31, 1999, the Company recorded a net profit of $3,000, compared to a 1998 net loss of $320,000.

REVENUES

Revenues consist of equipment sales and service revenues. Equipment sales reflect revenues from MedGraphics's pulmonary function analysis systems, gas exchange testing systems, sleep diagnostic systems and aftermarket sales of peripherals and supplies. Service revenues reflect contract revenues from extended warranties, non-warranty service visits and training.

First quarter revenues decreased 3.7% to $4,883,000 in 1999 compared to $5,070,000 in 1998. Domestic equipment revenue increased modestly by .8% to $3,709,000 in 1999 compared to $3,681,000 in 1998. International equipment revenue decreased by 24.7% to $672,000 in 1999 from $892,000 in 1998. This international decrease continues to reflect changes in our European sales and distribution channels as well as a stronger dollar versus other international currencies. Service revenue increased by 1.0% to $502,000 in 1999 from $497,000 in 1998.

GROSS MARGIN

Gross margin percentage increased to 42.9% of revenue for the three months ended March 31, 1999 from 41.1% in 1998. This margin improvement reflects MedGraphic's ongoing efforts to decrease its costs of manufacturing through increased efficiencies as well as reduced sales of lower margin sleep diagnostic systems.

SELLING AND MARKETING

Selling and marketing expenses for the three months ended March 31, 1999 decreased 20.9% to $1,115,000 compared to $1,409,000 in 1998. This decrease is the result of a $127,000 reduction in personnel costs and a $53,000 reduction in related travel expenses as well as reduced commissions on lower domestic revenue and savings associated with other cost containment measures implemented during the last half of 1998.

GENERAL AND ADMINISTRATIVE

General and administrative expenses decreased 8.3% to $452,000 in the first quarter of 1999 from $493,000 in 1998. The decrease is attributed to $44,000 of 1998 expenses associated with exploring strategic growth opportunities for the Company that were not incurred in 1999.

RESEARCH AND DEVELOPMENT

Research and development expenses decreased modestly by 1.2% to $402,000 in the first quarter of 1999 from $407,000 in 1998. MedGraphics continues to use in-house software engineers rather than independent software contractors as part of the Company's transition of its product software to a Windows98(R) platform.

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


----------------------------------------------------------------------------------------------------------------
                     Company             OEM                  Internal            Business             Vendors &
                     Products            Products             Programming         Information          Suppliers
                                                                                  Systems
----------------------------------------------------------------------------------------------------------------
Team                 Completed           Completed            Completed           Completed            Completed
Formation &
Assignment
----------------------------------------------------------------------------------------------------------------
Inventory            Completed           Completed            Completed           Completed            80%
Assessment
----------------------------------------------------------------------------------------------------------------
Compliance           Completed           Completed            Completed           Completed            70%
Assessment
----------------------------------------------------------------------------------------------------------------
Risk                 Completed           Completed            Completed           95%                  65%
Assessment
----------------------------------------------------------------------------------------------------------------
Resolution &         Completed           Completed            Completed           Completed            Completed
Remediation
----------------------------------------------------------------------------------------------------------------
Validation           Completed           Completed            Completed           Completed            70%
----------------------------------------------------------------------------------------------------------------
Contingency          Completed           Completed            Completed           Completed            Completed
Plans
----------------------------------------------------------------------------------------------------------------
Certification        Completed           Completed            Completed           95%                  40%
& Sign-off
----------------------------------------------------------------------------------------------------------------


With respect to the Company's relationships with third parties, the Company relies both domestically and internationally upon various vendors, governmental agencies, utility companies, telecommunications service companies, delivery service companies and other service providers. Although these service providers are outside of the Company's control, the Company has mailed letters to those with whom it believes its relationships are material and has verbally communicated with some of its strategic business partners to determine the extent to which electronic interfaces with such entities are vulnerable to Year 2000 issues and whether products and services purchased from or by such entities are Year 2000 ready. As of May 1, 1999, the Company had received responses from 70% of such third parties, and all of the companies that have responded have provided written assurances indicating that their Year 2000 issues will be addressed on a timely basis. The Company intends to complete follow-up activities, including but not limited to phone surveys, with significant vendors and service providers by the third quarter of 1999.

COSTS TO ADDRESS YEAR 2000 ISSUES

To date, the Company has not incurred any material expenditures in connection with identifying or evaluating Year 2000 compliance issues. The Company has incurred the majority of its costs from the recent installation of updated internal computer systems as well as the labor cost and opportunity cost of time spent by employees of the Company evaluating Year 2000 compliance matters generally. Because the Company upgraded its internal computer systems as part of its regularly planned software and hardware upgrade efforts, it does not consider the costs related thereto to be charges for Year 2000 compliance. The Company presently estimates the labor costs of its Year 2000 compliance efforts to date to be approximately $85,000. With respect to future costs, the Company estimates it may spend approximately $175,000 for remediation and validation of products and programs which the Company presently knows are not compliant. The Company believes that these estimates are reasonable and presently expects such to be within the Company's fiscal 1999 budget.

RISKS OF YEAR 2000 ISSUES

Although the Company is near completion of its discovery and evaluation of overall Year 2000 exposure, it still cannot state with certainty that the Year 2000 issues will not have a material adverse impact on its financial condition, results of operations and liquidity. Although the Company considers them unlikely, the Company believes that the following several situations, not in any particular order, make up the Company's "most reasonably likely worst case Year 2000 scenarios:"

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

2. DISRUPTION OF SUPPLY MATERIALS.

During the first quarter of 1998, MedGraphics began an ongoing process of surveying its vendors with regard to their Year 2000 readiness and is now in the process of assessing and cataloging the survey responses. The Company is actively pursuing responses from critical and many noncritical vendors who have not yet responded. The Company presently expects to work with vendors that show a need for assistance or that provide inadequate responses, and in many cases expects that survey results will be refined significantly by such work. Where ultimate survey results show that the need arises, the Company will arrange for back-up vendors before the changeover date.

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

4. DISRUPTION OF THE COMPANY'S NON-COMPUTER SYSTEMS.

MedGraphics is currently conducting a comprehensive assessment of all non-computer systems, including utility, telecommunications, delivery and other services. Although we intend to work with third party providers of these services to ensure that there will be no disruption of operations, the Company believes that if any disruptions do occur, they will be dealt with promptly and will be no more severe with respect to correction or impact than would be an unexpected breakdown of such services and related equipment.

CONTINGENCY PLANS

MedGraphics recognizes the need for contingency planning and is addressing this through the aforementioned 8-step program. The details of any contingency plan will depend on our final assessment of the problem as well as the evaluation and success of our remediation efforts. Future disclosures will include contingency plans as they become necessary and available.

LIQUIDITY AND CAPITAL RESOURCES

MedGraphics had cash of $149,000 and working capital of $1,276,000 as of March 31, 1999. In addition, the Company had a balance outstanding under its bank line of credit of $3,379,000 and additional availability of $596,000.

During the three months ended March 31, 1999, MedGraphics generated $188,000 of cash from operating activities, primarily from a $835,000 decrease in accounts receivable offset by an increase of $316,000 in inventory and a $430,000 decrease in accounts payable and accrued expenses. We used $85,000 for investing activities that consisted of software production costs. MedGraphics generated $46,000 from financing activities, primarily from $88,000 in net borrowings under its line of credit, partially offset by a decrease of $48,000 in long-term accounts payable with vendors.

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

At March 31, 1999 the Company had no material commitments for capital expenditures.

MedGraphics believes that cash generated from operations, together with cash and borrowings available under its line of credit facility will be adequate to satisfy its liquidity and capital resource needs through 1999.

                           PART II - OTHER INFORMATION

ITEM 1.  LEGAL PROCEEDINGS

There have been no material developments in any of the legal proceedings described in the Form 10KSB for the year ended December 31, 1998. MedGraphics is a defendant in various claims and litigation which are incidental to its business. Management is of the opinion that ultimate settlement of these matters will not have a material impact on its financial statements.

ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K

(a)     Exhibits List

        Exhibit 27         Financial Data Schedule


(b)     Reports on Form 8-K

        No reports on Form 8-K were filed during the three months ended March 31, 1999.

                                   SIGNATURES

In accordance with the requirements of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.


MEDICAL GRAPHICS CORPORATION
----------------------------
      (Registrant)



Date MAY 14, 1999                         /s/ RICHARD E. JAHNKE
     -------------                        -------------------------------------

                                         Richard E. Jahnke, President and
                                         Chief Executive Officer (Principal
                                         Executive Officer)

Date MAY 14, 1999                         /s/ DALE H. JOHNSON
     -------------                        -------------------------------------

                                          Dale H. Johnson, Chief Financial
                                          Officer (Chief Accounting Officer)

                                INDEX TO EXHIBITS

EXHIBIT
NUMBER              DESCRIPTION
-------             -----------
27                  Financial Data Schedule.