Form 10QSB
period 1999-06-30
MEDICAL GRAPHICS CORP /MN/
filed 1999-08-16
CIK 352862

                    U. S. SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                   FORM 10-QSB

(X) QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 For the quarterly period ended June 30, 1999

                                       OR

( ) TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

                       For the transition period from___ to___

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

As of August 12, 1999, the Company had outstanding 5,650,947 shares of common stock, $.05 par value, and 444,445 shares of Class A stock, $.05 par value. Each share of Class A stock is convertible into 3.375 shares of common stock.

Transitional Small Business Disclosure Format: Yes      No  X
                                                  ----    ----

                          PART I: FINANCIAL INFORMATION
ITEM 1. FINANCIAL STATEMENTS


                                                   MEDICAL GRAPHICS CORPORATION
                                                    CONSOLIDATED BALANCE SHEETS
                                                           (UNAUDITED)
                                                         (IN THOUSANDS)



                                                                                  JUNE 30,               DECEMBER 31,
                                                                                   1999                     1998
                                                                          -----------------------  -----------------------
                                         ASSETS
CURRENT ASSETS:
     Cash                                                                               $    364                 $    -
     Accounts receivable, net of allowance for doubtful
        accounts of $104 and $118                                                          4,757                    5,263
     Inventories:
         Purchased components and work in process                                          3,322                    2,941
         Finished goods                                                                    2,130                    1,976
                                                                          -----------------------  -----------------------
                                                                                           5,452                    4,917
     Prepaid expenses                                                                        170                      155
                                                                          -----------------------  -----------------------
         Total current assets                                                             10,743                   10,335
                                                                          -----------------------  -----------------------

EQUIPMENT AND FIXTURES                                                                     4,102                    4,092
     LESS ACCUMULATED DEPRECIATION                                                         3,754                    3,574
                                                                          -----------------------  -----------------------
                                                                          -----------------------  -----------------------
                                                                                             348                      518
SOFTWARE PRODUCTION COSTS, NET OF ACCUMULATED
     AMORTIZATION OF $1,386 AND $1,212                                                       582                      566
OTHER ASSETS                                                                                   3                        7
                                                                          -----------------------  -----------------------
                                                                                        $ 11,676                 $ 11,426
                                                                          -----------------------  -----------------------
                                                                          -----------------------  -----------------------

                         LIABILITIES AND SHAREHOLDERS' EQUITY
CURRENT LIABILITIES:
     Accounts payable                                                                   $  2,632                 $  2,975
     Accounts payable financed with vendors - current                                        590                      769
     Line of credit                                                                        3,759                    3,291
     Employee compensation                                                                   671                      517
     Deferred service contract revenue                                                       787                      870
     Warranty reserve                                                                        354                      374
     Other liabilities and accrued expenses                                                  377                      327
                                                                          -----------------------  -----------------------
         Total current liabilities                                                         9,170                    9,123
COMMITMENTS AND CONTINGENCIES
LONG-TERM ACCOUNTS PAYABLE FINANCED WITH VENDORS                                               0                       48
SHAREHOLDERS' EQUITY:
     Class A stock; liquidation preference of $3.375 per share                                22                       22
     Common stock                                                                            282                      280
     Additional paid-in capital                                                           15,763                   15,738
     Retained deficit                                                                    (13,561)                 (13,785)
                                                                          -----------------------  -----------------------
         Total shareholders' equity                                                        2,506                    2,255
                                                                          -----------------------  -----------------------
                                                                                        $ 11,676                 $ 11,426
                                                                          -----------------------  -----------------------
                                                                          -----------------------  -----------------------


See accompanying notes to financial statements

                                                MEDICAL GRAPHICS CORPORATION

                                           CONSOLIDATED STATEMENTS OF OPERATIONS
                                                       (UNAUDITED)
                                           (IN THOUSANDS, EXCEPT PER SHARE DATA)


                                                              THREE MONTHS ENDED                  SIX MONTHS ENDED
                                                                   JUNE 30,                           JUNE 30,
                                                       --------------------------------   --------------------------------
                                                                 1999             1998              1999             1998
                                                       ---------------  ---------------   ---------------  ---------------
REVENUES:
     Equipment sales                                          $ 5,097          $ 4,661           $ 9,478          $ 9,234
     Service revenues                                             451              461               953              958
                                                       ---------------  ---------------   ---------------  ---------------
         Total revenues                                         5,548            5,122            10,431           10,192

COST OF GOODS SOLD                                              2,940            3,269             5,729            6,253
                                                       ---------------  ---------------   ---------------  ---------------

     Gross margin                                               2,608            1,853             4,702            3,939

OPERATING EXPENSES:
     Selling and marketing                                      1,299            1,520             2,414            2,929
     General and administrative                                   581              534             1,033            1,027
     Research and development                                     355              449               757              856
                                                       ---------------  ---------------   ---------------  ---------------
                                                                2,235            2,503             4,204            4,812
                                                       ---------------  ---------------   ---------------  ---------------

OPERATING INCOME (LOSS)                                           373             (650)              498             (873)

     Interest expense                                            (152)            (100)             (274)            (197)
                                                       ---------------  ---------------   ---------------  ---------------

INCOME (LOSS) BEFORE TAXES                                        221             (750)              224           (1,070)

     Income tax benefit                                             0                0                 0                0
                                                       ---------------  ---------------   ---------------  ---------------

NET INCOME (LOSS)                                             $   221          $  (750)          $   224          $(1,070)
                                                       ---------------  ---------------   ---------------  ---------------
                                                       ---------------  ---------------   ---------------  ---------------

NET INCOME (LOSS) PER WEIGHTED AVERAGE SHARE
     Basic                                                    $  0.03          $ (0.13)          $  0.03          $ (0.19)
     Diluted                                                     0.03            (0.13)             0.03            (0.19)
                                                       ---------------  ---------------   ---------------  ---------------
                                                       ---------------  ---------------   ---------------  ---------------

WEIGHTED AVERAGE COMMON SHARES OUTSTANDING
     Basic                                                      7,121            5,708             7,116            5,595
     Diluted                                                    7,179            5,708             7,171            5,595
                                                       ---------------  ---------------   ---------------  ---------------
                                                       ---------------  ---------------   ---------------  ---------------


See accompanying notes to financial statements

                                               MEDICAL GRAPHICS CORPORATION

                                           CONSOLIDATED STATEMENTS OF CASH FLOWS
                                                       (UNAUDITED)
                                                     (IN THOUSANDS)


                                                                                                 SIX MONTHS ENDED
                                                                                                      JUNE 30,
                                                                                ------------------------------------------------
                                                                                                  1999                     1998
                                                                                -----------------------  -----------------------
CASH FLOWS FROM OPERATING ACTIVITIES:
     Net Income (Loss)                                                                        $    224                 $ (1,070)
     Adjustments to reconcile net income (loss) to
         net cash provided (used) in operating activities:
         Depreciation                                                                              180                      301
         Amortization                                                                              174                      168
         Changes in operating assets and liabilities:
             Accounts receivable                                                                   506                     (362)
             Inventory                                                                            (535)                    (634)
             Prepaid expenses and other assets                                                     (11)                     (48)
             Accounts payable and accrued expenses                                                (318)                     121
             Warranty reserve                                                                      (20)                     (40)
             Deferred service contract revenue                                                     (83)                       3
                                                                                -----------------------  -----------------------
                 Net cash provided (used) in operating activities                                  117                   (1,561)
                                                                                -----------------------  -----------------------

CASH FLOWS FROM INVESTING ACTIVITIES:
     Software production costs                                                                    (190)                    (179)
     Capital expenditures                                                                          (10)                     (21)
                                                                                -----------------------  -----------------------
         Net cash used in investing activities                                                    (200)                    (200)
                                                                                -----------------------  -----------------------


CASH FLOWS FROM FINANCING ACTIVITIES:
     Borrowings under bank line of credit                                                       11,693                   11,828
     Repayments under bank line of credit                                                      (11,225)                 (11,498)
     Payments on long-term accounts payable financed with vendors                                  (48)                    (410)
     Net proceeds from issuances of common stock                                                    27                    1,639
                                                                                -----------------------  -----------------------
         Net cash provided by financing activities                                                 447                    1,559
                                                                                -----------------------  -----------------------

NET INCREASE (DECREASE) IN CASH                                                                    364                     (202)

CASH AT BEGINNING OF PERIOD                                                                          0                      387
                                                                                -----------------------  -----------------------

CASH AT END OF PERIOD                                                                         $    364                 $    185
                                                                                -----------------------  -----------------------
                                                                                -----------------------  -----------------------

CASH PAID FOR INTEREST EXPENSE                                                                $    261                 $    184
                                                                                -----------------------  -----------------------
                                                                                -----------------------  -----------------------


See accompanying notes to financial statements

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                  June 30, 1999
                                   (Unaudited)

1.   BASIS OF PRESENTATION

The consolidated balance sheet as of June 30, 1999, the consolidated statements of operations for the three and six months ended June 30, 1999 and 1998, the consolidated statements of cash flows for the six months ended June 30, 1999 and 1998, and the related information presented in these notes have been prepared by management in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-QSB and Rule 10-01 of Regulation S-X, without audit. Accordingly, they do not include all of the information and notes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments (consisting only of normal recurring adjustments) considered necessary for a fair presentation of results have been included. The consolidated balance sheet at December 31, 1998 was derived from the audited financial statements as of that date. Operating results for the three and six month periods ended June 30, 1999 are not necessarily indicative of the results that may be expected for the year ending December 31, 1999. For further information, refer to the financial statements and notes thereto included in MedGraphic's Annual Report on Form 10-KSB for the fiscal year ended December 31, 1998.

Comprehensive income is a measure of all non-owner changes in shareholders' equity and includes such items as net income, certain foreign currency translation items, minimum pension liability adjustments and changes in the value of available-for-sale securities. For the three and six months ended June 30, 1999 and 1998, comprehensive income for MedGraphics was equivalent to net income as reported.

2.   RECLASSIFICATIONS

Certain amounts in MedGraphic's Form 10-QSB for the three and six month periods ended June 30, 1998 have been reclassified to conform to the 1999 presentation. These reclassifications had no effect on net loss or shareholders' equity as previously reported.

3.   AMENDMENT TO BANK LINE OF CREDIT

On June 16, 1999, MedGraphics amended its line of credit agreement to provide for additional working capital. As of June 30, 1999, the Company was in compliance with all covenants under the amended line of credit agreement.

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

RESULTS OF OPERATIONS

Medgraphics recorded net income of $221,000 for the three months ended June 30, 1999 compared to a net loss of $750,000 for the same period in 1998. Medgraphics recorded net income of $224,000 for the six months ended June 30, 1999 compared to a net loss of $1,070,000 for the same period in 1998.

REVENUES

Revenues consist of equipment sales and service revenues. Equipment sales reflect revenues from MedGraphics's pulmonary function testing systems, gas exchange testing systems, sleep diagnostic systems and aftermarket sales of peripherals and supplies. Service revenues reflect contract revenues from extended warranties, non-warranty service visits and training.

Second quarter revenues increased 8.3% to $5,548,000 in 1999 compared to $5,122,000 in 1998. Domestic revenue increased by 9.3% to $4,511,000 in 1999 compared to $4,129,000 in 1998. This increase reflected strong consumer interest in our new pulmonary function testing systems and increased sales of software upgrade products offset by lower sales of sleep diagnostic systems. International revenue increased 10.2% to $586,000 in 1999 from $532,000 in 1998. This international increase also reflects renewed interest in our new pulmonary function testing systems. Service revenue of $451,000 for the three months ended June 30, 1999 was relatively unchanged from the $461,000 recorded in the same period of 1998.

For the six months ended June 30, revenues increased 2.3% to $10,431,000 in 1999 from $10,192,000 in 1998. Domestic revenue increased 5.2% to $8,220,000 in 1999 from $7,810,000 in 1998. This growth is due to renewed interest in our new pulmonary function testing systems and increased sales of software upgrade products offset by lower sales of sleep diagnostic systems. Internationally, year to date revenue is down 11.7% on 1999 revenue of $1,258,000 compared to $1,424,000 in 1998 because of previous changes in our European distribution channels and a stronger dollar versus other international currencies, offset by more recent renewed interest in our new pulmonary function testing systems. Service revenue decreased slightly to $953,000 in 1999 from $958,000 in 1998.

GROSS MARGIN

Gross margin percentage increased to 47.0% of revenue for the three months ended June 30,

1999 from 36.2% in 1998. For the six months ended June 30, gross margin percentage increased to 45.1% in 1999 from 38.6% in 1998. Margin increases for both the three and six month periods reflect MedGraphic's continuing efforts to decrease its costs of manufacturing through increased efficiencies and value engineering. In addition, product mix changes from reduced sales of lower margin sleep diagnostic systems and increased sales of higher margin software upgrade products have favorably influenced gross margin percentages for both periods.

SELLING AND MARKETING

Selling and marketing expenses for the three months ended June 30 decreased 14.5% to $1,299,000 in 1999 from $1,520,000 in 1998. For the six months ended
June 30, selling and marketing expenses decreased 17.6% to $2,414,000 in 1999 from $2,929,000 in 1998. Both periods are favorably influenced by lower personnel expenses due to reduced headcount, reductions in travel, consulting, and costs of attending trade shows. These decreases are the result of cost containment measures implemented during the last half of 1998.

GENERAL AND ADMINISTRATIVE

General and administrative expenses increased 8.8% to $581,000 in the second quarter of 1999 from $534,000 in 1998. Year to date general and administrative expenses of $1,033,000 for 1999 increased slightly from the $1,027,000 incurred in 1998. Both periods include higher personnel, depreciation and legal expenses and a higher provision for doubtful accounts, offset by lower travel and consulting expenses.

RESEARCH AND DEVELOPMENT

Research and development expenses decreased by 20.9% to $355,000 in the second quarter of 1999 from $449,000 in 1998. For the six months ended June 30, research and development expenses decreased 11.6% to $757,000 in 1999 from $856,000 in 1998. MedGraphics continues to use in-house software engineers rather than independent software contractors as part of the Company's transition of its product software to a Windows98-Registered Trademark- platform. Additionally, the 1998 costs associated with re-engineering our pulmonary function testing hardware are not being incurred in 1999.

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


                      ------------------ ------------------ ------------------ ------------------ ------------------
                      Company Products   OEM Products       Internal           Business           Vendors &
                                                            Programming        Information        Suppliers
                                                                               Systems
--------------------- ------------------ ------------------ ------------------ ------------------ ------------------
Team Formation &      Completed          Completed          Completed          Completed          Completed
Assignment
--------------------- ------------------ ------------------ ------------------ ------------------ ------------------
Inventory Assessment  Completed          Completed          Completed          Completed          Completed
--------------------- ------------------ ------------------ ------------------ ------------------ ------------------
Compliance            Completed          Completed          Completed          Completed          Completed
Assessment
--------------------- ------------------ ------------------ ------------------ ------------------ ------------------
Risk Assessment       Completed          Completed          Completed          99%                90%
--------------------- ------------------ ------------------ ------------------ ------------------ ------------------
Resolution &          Completed          80%                Completed          Completed          85%
Remediation
--------------------- ------------------ ------------------ ------------------ ------------------ ------------------
Validation            Completed          80%                Completed          90%                Completed
--------------------- ------------------ ------------------ ------------------ ------------------ ------------------
Contingency Plans     Completed          Completed          Completed          90%                90%
--------------------- ------------------ ------------------ ------------------ ------------------ ------------------
Certification &       Completed          Completed          Completed          90%                90%
Sign-off
--------------------- ------------------ ------------------ ------------------ ------------------ ------------------


With respect to the Company's relationships with third parties, the Company relies both domestically and internationally upon various vendors, governmental agencies, utility companies, telecommunications service companies, delivery service companies and other service providers. Although these service providers are outside of the Company's control, the Company has mailed letters to those with whom it believes its relationships are material and has verbally communicated with some of its strategic business partners to determine the extent to which electronic interfaces with such entities are vulnerable to Year 2000 issues and whether products and services purchased from or by such entities are Year 2000 ready. As of July 1, 1999, the Company had received responses from 90% of such third parties, and all of the responding companies have provided written assurances indicating that their Year 2000 issues will be addressed on a timely basis. The Company intends to complete follow-up activities, including but not limited to phone surveys, with significant vendors and service providers by the third quarter of 1999.

COSTS TO ADDRESS YEAR 2000 ISSUES

To date, the Company has not incurred any material expenditures in connection with identifying or evaluating Year 2000 compliance issues. The Company has incurred the majority of its costs from the recent installation of updated internal computer systems as well as the labor cost and opportunity cost of time spent by employees of the Company evaluating Year 2000 compliance matters generally. Because the Company upgraded its internal computer systems as part of its regularly planned software and hardware upgrade efforts, it does not consider those costs to be charges for Year 2000 compliance. The Company presently estimates the labor and other costs of its Year 2000 compliance efforts to date to be approximately $126,000. With respect to future costs, the Company estimates it may spend approximately $147,000 for remediation and validation of products and programs that the Company presently knows are not compliant. The Company believes that these estimates are reasonable and presently expects such to be within the Company's fiscal 1999 budget.

RISKS OF YEAR 2000 ISSUES

Although the Company is near completion of its discovery and evaluation of overall Year 2000 exposure, it still cannot state with certainty that the Year 2000 issues will not have a material adverse impact on its financial condition, results of operations and liquidity. Although the Company considers them unlikely, the Company believes that the following several situations, not in any particular order, make up the Company's "most reasonably likely worst case Year 2000 scenarios":

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

2.  DISRUPTION OF SUPPLY MATERIALS.

MedGraphics began the process of surveying its vendors with regard to their Year 2000 readiness during the first quarter of 1998. We are now in the process of finalizing our assessment of the survey responses. In addition, we are actively pursuing responses from critical and non-critical vendors who have not yet responded. The Company expects to work with vendors that show a need for assistance or that provide inadequate responses, and in many cases expects that survey results will be refined significantly by such work. Where ultimate survey results show that the need arises, the Company will arrange for back-up vendors before the changeover date.

3. DISRUPTION OF THE COMPANY'S INTERNAL COMPUTER SYSTEMS.

The Company has completed a scheduled upgrade of its current hardware and software systems and this process has required Year 2000 compliance in all areas. Year 2000 testing occurred as the upgrade process proceeded and will continue to occur prior to the changeover date. For this reason, the Company considers that disruption of its internal computer systems is unlikely.

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

LIQUIDITY AND CAPITAL RESOURCES

MedGraphics had cash of $364,000 and working capital of $1,573,000 as of June 30, 1999. In addition, the Company had a balance outstanding under its bank line of credit of $3,759,000 and additional availability of $153,000.

During the six months ended June 30, 1999, MedGraphics generated $117,000 of cash from operating activities. Principal sources of cash included net income before depreciation and amortization of $578,000 and a $506,000 decrease in accounts receivable. Uses of cash included an increase of $535,000 in inventory and a $318,000 decrease in accounts payable and accrued expenses. We used $200,000 for investing activities, consisting of software production costs of $190,000 and capital expenditures of $10,000. MedGraphics generated $447,000 from financing activities, primarily from $468,000 in net borrowings under its line of credit, partially offset by a decrease of $48,000 in long-term accounts payable with vendors.

During the six months ended June 30, 1998, the Company used $1,561,000 of cash in operating activities, primarily resulting from a net loss before depreciation and amortization of $601,000 and increases of $362,000 in accounts receivable and $634,000 in inventory. The Company used $200,000 for investing activities, consisting of software production costs of $179,000 and capital expenditures of $21,000. The Company generated $1,559,000 from financing activities, primarily from $1,500,000 in proceeds from the private placement of its common stock and net borrowings of $330,000 under its line of credit, offset by a decrease of $410,000 in long-term accounts payable with vendors.

At June 30, 1999 the Company had no material commitments for capital expenditures.

MedGraphics believes that cash generated from operations, together with cash and borrowings available under its line of credit facility will be adequate to satisfy its liquidity and capital resource needs through 1999.

ITEM 3.  QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

None

                           PART II - OTHER INFORMATION

ITEM 1.  LEGAL PROCEEDINGS

There have been no material developments in any of the legal proceedings described in the Form 10-KSB for the year ended December 31, 1998. MedGraphics is a defendant in various claims and litigation which are incidental to its business. Management is of the opinion that ultimate settlement of these matters will not have a material impact on its financial statements.

ITEM 2.  CHANGES IN SECURITIES AND USE OF PROCEEDS

None.

ITEM 3.  DEFAULTS UPON SENIOR SECURITIES

None.

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

The Company's Annual Meeting of Shareholders was held on May 27, 1999. The shareholders took the following actions:

(a) The shareholders elected two directors to hold office until the annual meeting of shareholders is held in the year 2002. The shareholders present in person or by proxy cast the following numbers of votes in connection with the election of directors, resulting in the election of all of the nominees:

                                            VOTES FOR                  VOTES WITHHELD
                                            -----------                --------------
                  Gerald T. Knight          5,528,823                  213,440
                  W. Edward McConaghay      5,528,823                  213,440


(b) The shareholders ratified and approved an amendment to Section 3.01 of the Company's Articles of Incorporation to increase the number of authorized shares of stock from 10,000,000 shares to 25,000,000 shares. 5,407,334 votes were cast for the resolution, 329,174 votes were cast against the resolution and 5,755 votes abstained.

(c) The shareholders ratified and approved an amendment to the Company's 1987 Stock Option Plan to increase the annual limitation of option grants under the Plan from 75,000 to 200,000. 5,371,987 votes were cast for the resolution, 362,771 votes were cast against the resolution and 7,505 votes abstained.

ITEM 5.  OTHER INFORMATION

None.

ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K

(a)     Exhibits List

        Exhibit 10.1 Seventh Amendment to Credit and Security Agreement dated June 16, 1999 between the Company and Wells Fargo Business Credit, Inc. f/k/a Norwest Business Credit, Inc.

        Exhibit 27         Financial Data Schedule

(b)     Reports on Form 8-K

        No reports on Form 8-K were filed during the three months ended June 30, 1999.

                                   SIGNATURES

In accordance with the requirements of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.


                                            Medical Graphics Corporation
                                            ----------------------------
                                             (Registrant)


Date August 13, 1999                        /s/ Richard E. Jahnke
     ---------------                        ----------------------------
                                            Richard E. Jahnke, President
                                            and Chief Executive Officer
                                            (Principal Executive Officer)

Date August 13, 1999                        /s/ Dale H. Johnson
     ---------------                        ----------------------------
                                            Dale H. Johnson, Chief Financial
                                            Officer (Chief Accounting Officer)

                                INDEX TO EXHIBITS

Exhibit
Number              Description
-------             -----------

Exhibit 10.1 Seventh Amendment to Credit and Security Agreement dated June 16, 1999 between the Company and Wells Fargo Business Credit, Inc. f/k/a Norwest Business Credit, Inc.

27                  Financial Data Schedule.