Form 10KSB/A
period 1998-12-31
MEDICAL GRAPHICS CORP /MN/
filed 1999-11-08
CIK 352862

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

                          COMMISSION FILE NUMBER 0-9899

                          MEDICAL GRAPHICS CORPORATION
             (Exact name of registrant as specified in its charter)

                Minnesota                       41-1316712
           -------------------               -----------------
            (State or other jurisdiction of   (I.R.S. Employer
         incorporation or organization)          Identification Number)

                              350 Oak Grove Parkway
                           Saint Paul Minnesota 55127
           -----------------------------------------------------------
              (Address of principal executive offices and Zip Code)

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

Check if there is no disclosure of delinquent filers in response to Item 405 of Regulation S-B contained in this form, and no disclosure will be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-KSB or any amendment to this Form 10-KSB. / /

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

Transitional Small Business Disclosure Formats (check one):  Yes      No   X
                                                                 ---      ---

THE FORM 10-KSB IS HEREBY AMENDED AS FOLLOWS:

ITEM 1.  DESCRIPTION OF BUSINESS IS AMENDED TO READ AS FOLLOWS:

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

PRIMARY PRODUCTS

         PULMONARY FUNCTION TESTING SYSTEMS. Pulmonary function testing helps health care professionals diagnose lung diseases, such as asthma and emphysema, and manage treatment of their patients. Pulmonary function testing applications include screening asthma patients, assessing preoperative and post-operative risk of heart and lung surgery patients, evaluating lung damage from occupational exposures and documenting responses to therapy.

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

         - The Elite DX performs all the tests as an Elite
         DL, and performs the lung volume test the same way as the Profiler DX.

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

         The CPX/D and CPX Express can also be used in conjunction with other manufacturer's stand-alone ECG systems.

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

         All the Company's cardiorespiratory and sleep diagnostic systems use an IBM compatible computer with a Pentium processor, a full color monitor, a printer and other peripherals.

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

         The diagnostic sleep systems that are sold by Medical Graphics include software and hardware technology to help the technician and clinician gather, analyze and report the results from all-night recordings accurately and efficiently. The sleep diagnostic systems sold by Medical Graphics are manufactured by Compumedics Sleep Pty Ltd, an Australian corporation.

         In April 1997, Medical Graphics and Compumedics entered into a three year original equipment manufacturer distribution agreement in which Compumedics granted Medical Graphics rights to promote, market and distribute Compumedics diagnostic sleep systems in the United States under the MedGraphics label. Under the terms of the Agreement, Medical Graphics is required to supply a product manager for the Compumedics account, as well as make quarterly reports on its actual marketing and sales activity. Medical Graphics is also responsible for payment of all applicable United States import duties for all products and service parts ordered. Additionally, the Agreement requires Medical Graphics to inform Compumedics in writing 120 days prior to the effective date of any agreement for additional sleep diagnostic products, giving Compumedics the opportunity to provide a comparable product, if it so decides. Compumedics' obligations under the Agreement include providing marketing and service training to Medical Graphics' designated personnel, promotional materials, FDA documentation and notice of any adverse events that may effect the sale or recall of the products. The Agreement contains additional customary provisions regarding (i) the use and disclosure of proprietary information during and after the termination of the Agreement, (ii) the intellectual property rights of Compumedics, its products and future products, (iii) warranties of Compumedics products, (iv) mutual indemnification, and (v) regulatory compliance. After its original term, the Agreement automatically renews annually unless terminated by either party by giving notice.

         The parties modified the Agreement in December 1997 with a Memorandum of Understanding ("MOU") to expand Medical Graphics' rights to cover an additional Compumedics product line. Collectively, the Agreement and MOU have been subsequently amended on several occasions to reflect changes to various provisions, including those related to pricing and obligations upon termination. Under the Agreement as amended, Medical Graphics has the rights to sell Compumedics sleep diagnostic products in all hospitals, clinics, physician offices and free standing sleep centers in the United States. Medical Graphic's rights are exclusive with respect to most of Compumedics sleep diagnostic products and non-exclusive with respect to others. Although sales of sleep diagnostic systems accounted for more than ten percent of revenues in 1998, there can be no assurance that sales of sleep diagnostic systems will be a significant component of product sales in future years.

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

MARKETING AND DISTRIBUTION

         Medical Graphics markets its products in the United States through a direct sales force that targets customers located in hospitals, university-based medical centers and office-based clinics. Each salesperson is responsible for a specific geographic area and sells Medical Graphics' complete product line to customers, including hospitals and office-based physicians, within that area. Company salespersons are compensated with a base salary, expenses and a revenue-based commission.

         Medical Graphics markets its products outside the United States through sales organizations that operate primarily as distributors. During 1998, Medical Graphics used approximately 33 international sales organizations to sell its products into 45 countries. These organizations typically carry a limited inventory of our products and sell our systems in specific geographic areas, generally on an exclusive basis. International sales accounted for 13.1% and 18.4% of total sales in 1998 and 1997, respectively. All of Medical Graphics' international sales are made on a United States dollar-denominated basis to distributors. For this reason, Medical Graphics does not believe that the impact of the conversion by eleven member states of the European Union to a common currency , the "euro," will be material to its business or financial condition.

         Sales into foreign countries involves certain risks not ordinarily associated with domestic business including fluctuations in exchange rates even when product sales are denominated in dollars, reliance on distributors and fluctuations in sales resulting from changes in local economies.

         Medical Graphics believes that demonstration of its products' capabilities to potential customers is one of the most significant factors in achieving sales. Consequently, the main thrust of domestic and international promotional efforts is product demonstrations at conventions and customer facilities. Other promotional efforts include educational seminars, print advertisements, direct mail campaigns and a Medical Graphics web site (www.medgraph.com).

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

GOVERNMENT REGULATION

         Products manufactured by Medical Graphics are "devices" as defined in the Federal Food, Drug and Cosmetic Act (the "Act") and are subject to regulatory authority of the Food and Drug Administration ("FDA"), which regulates the manufacture, distribution, related record keeping, labeling and advertising of such devices. Following the enactment of the Medical Device Amendments to the Act in May 1976 (the "Amendments"), the FDA classified medical devices in commercial distribution into one of three classes, Class I, II or III. This classification is based on the controls necessary to reasonably ensure the safety and efficacy of medical devices. Many Class I devices have been exempted from pre-market notification requirements by the FDA. These products can be adequately regulated by the same types of controls the FDA has used on devices since the passage of the Act in 1938. These "general controls" include provisions related to labeling, producer registration, defect notification, records and reports and good manufacturing practices. The good manufacturing practice regulation has been recently replaced by a more comprehensive Quality System Regulation ("QSR"). As noted below, QSRs include implementation of quality assurance programs, written manufacturing specifications and processing procedures, written distribution procedures and record keeping requirements.

         Class II devices are products for which the general controls of Class I devices are deemed not sufficient to assure the safety and effectiveness of the device and thus require special controls. Special controls for Class II devices include performance standards, post-market surveillance, patient registries and the use of FDA guidelines. Standards may include both design and performance requirements. Class III devices have the most restrictive controls and require pre-market approval by the FDA. Generally, Class III devices are limited to life-sustaining, life-supporting or implantable devices. All of Medical Graphics products are Class II devices.

         Section 510(k) of the Act requires individuals or companies manufacturing medical devices intended for use with humans to file a notice with the FDA at least 90 days before introducing a product not exempted from notification requirements into the marketplace. The notice (a "510(k) Notification") must state the class in which the device is classified and the action taken to comply with performance standards or pre-market approval that may be needed if the device is a Class II or Class III device, respectively. Under Section 510(k), a medical device can be marketed if the FDA determines that the device is substantially equivalent to similar devices marketed prior to May 28, 1976. In the past, Medical Graphics has filed notifications with the FDA of its intent to market its systems pursuant to Section 510(k) of the Amendments, the FDA subsequently cleared these systems for commercial sale and Medical Graphics is now marketing the devices under Section 510(k). The action of the FDA does not, however, constitute approval by the FDA of Medical Graphics' products or pass upon their safety and effectiveness.

         In addition to the requirements described above, the Act requires that all medical device manufacturers and distributors register with the FDA annually and provide the FDA with a list of those medical devices that they distribute commercially. The Act also requires that all manufacturers of medical devices comply with labeling requirements and manufacture devices in accordance with QSRs. QSRs require that companies manufacture their products and maintain their documents in a prescribed manner with respect to manufacturing, testing and quality control. In addition, these manufacturers will be subject to inspection on a routine basis for compliance with the QSRs. The FDA's Medical Device Reporting regulation requires that companies provide information to the FDA on death or serious injuries alleged to have been associated with the use of their products, as well as product malfunctions that would likely cause or contribute to death or serious injury if the malfunction were to recur. The FDA further requires that certain medical devices not cleared with the FDA for marketing in the United States meet specific requirements before they are exported. Medical Graphics is registered as a manufacturer with the FDA and successfully passed an FDA audit in 1998 with no negative observations.

         If Medical Graphics does not comply with applicable regulatory requirements, including marketing products only for approved uses, it could be subject to fines, injunctions, civil penalties, recall or seizure of products, total or partial suspension of production, refusal of the government to grant premarket clearance or premarket approval for products, withdrawal of approvals and criminal prosecution. In addition, changes in existing regulations or adoption of new governmental regulations or policies could prevent or delay regulatory approval of our products or result in increased regulatory costs. Furthermore, once clearance or approval is granted, subsequent modifications to the approved product or manufacturing process may require a new round of clearances or approvals, that could require substantial additional clinical data and FDA review.

         Medical Graphics' products are also subject to similar regulation in various foreign countries. ISO 9001 certification indicates that Medical Graphic's development and manufacturing processes comply with standards for quality assurance and manufacturing process control. ISO 9001 certification evidences compliance with the requirements that enable a company to affix the CE Mark to its products. The CE Mark denotes conformity with European standards for safety and allows certified devices to be placed on the market in all European Union ("EU") countries. After June 1998, medical devices may not be sold in EU countries unless they display the CE Mark. Medical Graphics received ISO 9001 certification for its development and manufacturing processes in 1998 and passed its recertification audit in 1999. Medical Graphics achieved CE certification for its primary cardiopulmonary testing products. Medical Graphics expects to achieve certification for the remainder of the product line that it markets in Europe during 1999. There can be no assurance, however, that Medical Graphics will be able to obtain regulatory approvals or clearances for its products in foreign countries.

         Medical Graphics must comply with various federal, state and local environmental laws and regulations. Medical Graphics believes that it is currently in material compliance with such applicable environmental laws and regulations.

PATENTS AND TRADEMARKS

         Medical Graphics relies on a combination of patent, trademark and trade secret laws to establish proprietary rights in its products. Medical Graphics currently owns 20 United States domestic patents that cover the basic aspects of Medical Graphics' core technologies, including gas pressure, flow measurement, breath-by-breath assessment of gas exchange and some expert systems. In addition, Medical Graphics has a number of foreign patents with respect to technologies covered by its United States patents. The United States patents were issued during the period from 1984 through 1999. Medical Graphics' material United States patents are as follows:


                     Patent Name                         Serial No.        Issue Date            Expiration Date
                     -----------                         ----------        ----------            ---------------
Pulmonary Diagnostic System                              4,796,639       January 10, 1989        January 9, 2007

Flow Meter System                                        5,038,773       August 13, 1991         August 12, 2009

Drying Sample Line                                       5,042,500       August 27, 1991         August 26, 2009

Multifunction Disposable Patient Valve                   5,119,825       June 9, 1992            June 8, 2010

Dynamic Transit Time Compensation                        5,398,695       March 21, 1995          March 20, 2013

Dynamic Gas Density                                      5,502,660       March 26, 1996          March 25, 2014

         Foreign patents generally expire 20 years after the date of original application, but vary from country to country. Medical Graphics intends to aggressively enforce its intellectual property rights and has successfully done so in the past. There can be no assurance, however, that these patents, or any patents that may be issued as a result of existing or future application, will offer any degree of protection from competitors.

         Medical Graphics seeks to protect its trade secrets and proprietary know-how through proprietary information agreements with employees, most consultants and other parties. Medical Graphics' proprietary information agreements generally contain industry standard provisions requiring such individuals to assign to Medical Graphics, without additional consideration, any inventions conceived or reduced to practice while employed or retained by Medical Graphics, subject to customary exceptions. Medical Graphics' officers and other key employees also agree not to compete with Medical Graphics for a period following termination. There can be no assurance that proprietary information or non-compete agreements with employees, consultants and others will not be breached, that Medical Graphics would have adequate remedies for any breach, or that third parties will not nonetheless gain access to Medical Graphics' technology.

         The following United States registered trademarks are owned by Medical
Graphics: Medical Graphics and CPX EXPRESS. In addition, the following trademarks are owned by Medical Graphics: PF/Dx, preVent, BREEZE, 1085 Series, CardiO2, CPX/D, CPX/MAX/D, PS~Quest and PS~Tracker. Pentium is a trademark of Intel Corporation. Windows is a trademark of Microsoft Corporation.

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

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION OR PLAN OF OPERATION IS HEREBY AMENDED TO READ AS FOLLOWS:

OVERVIEW

         During 1996, Medical Graphics expanded its sales, marketing, and research and development activities and retained new management personnel. This expansion, in part, resulted in Medical Graphics reaching its borrowing base limit on its credit line, entering into a forbearance agreement with its lender and becoming unable to pay vendors' accounts payable when due, all of which occurred during the fourth quarter of 1996. These events restricted Medical Graphics' ability to produce products in the fourth quarter of 1996 and required management and the board of directors to devote a significant amount of time to restructuring Medical Graphics during the first quarter of 1997.

         Subsequent to December 31, 1996, Medical Graphics retained
Manchester Business Services, Inc., to design and implement a restructuring plan with the objective of reducing expenses and returning the company to profitability while maintaining revenue levels. Under the restructuring plan, Medical Graphics obtained a new line of credit, received $1,500,000 of cash from the issuance of common stock, entered into agreements with vendors that provided for payment of approximately $3,500,000 of accounts payable in equal monthly installments for up to 36 months and reduced its work force by approximately 25%. Medical Graphics obtained an additional $1,500,000 of cash from the issuance of common stock on November 12, 1997 and $1,000,000 and $500,000 from the issuance of common stock in January and February 1998, respectively. Additional common stock was issued on September 30, 1998 for $300,000 in cash and conversion of $250,000 of accounts payable owed to a vendor. All issuances of common stock were recorded net of related issuance costs. Other significant actions taken under the restructuring plan included the following:
-    Reduced the workforce in January 1997.
-    Closed the unprofitable sales office in Duesseldorf, Germany.
-    Sold the asthma business unit.
- Abandoned an effort to market MedGraphics products to sports medicine type customers.
-    Eliminated dependence on outside consultants.

         These actions resulted in significant cost reductions for both 1997 and 1998 that are discussed below under "Results of Operations." At December 31, 1998, the balance sheet does not include any remaining liability associated with these restructuring activities.

         During 1997, Medical Graphics withstood the initial challenge of its liquidity crisis and the ensuing disruptions associated with important restructuring decisions and numerous personnel changes to generate total revenue of $19,173,000, only 5.5% lower than 1996. In addition, Medical Graphics improved gross margins to 37.6% in 1997 from 29.4% in 1996 while also reducing total operating expenses by 22.4% to $12,115,000 in 1997 from $15,617,000 in 1996.

         During 1998, Medical Graphics increased revenue by 6.7% to
$20,449,000 on the strength of domestic sales of its new cardiorespiratory diagnostic systems and market share growth in the sleep disorder diagnostic systems. Medical Graphics enjoyed a full year of selling its new sleep diagnostic systems after first introducing them in September 1997. In addition, Medical Graphics began selling two new pulmonary function products and software enhancements for existing products late in the third quarter of 1998. Gross margins continued to improve to 39.2% in 1998 from 37.6% in 1997 while operating expenses decreased 24.6% to $9,130,000 in 1998.

         The following discussion should be read in conjunction with Medical Graphics' consolidated financial statements as of and for the years ended December 31, 1998 and 1997 included in Item 7 of this Form 10-KSB/A.

RESULTS OF OPERATIONS

         The following table presents selected financial data for the years ended December 31, 1998 and 1997 (As Restated).

                                                               YEAR ENDED DECEMBER 31
                                                         ----------------------------------
                                                             1998                   1997
                                                         ----------              ----------
Revenues                                                   $20,449                 $19,173

Cost of goods sold                                          12,441                  11,969
                                                          ---------              ---------
    Gross margin                                             8,008                   7,204

Operating expenses                                           9,130                  12,115
                                                          ---------              ---------

Loss from operations                                        (1,122)                 (4,911)

   Interest expense                                           (454)                   (329)

   Gain on sale of assets                                                              128
                                                          ---------              ---------

Loss before income tax benefit                              (1,576)                 (5,112)
                                                          ---------              ---------
Net loss                                                   $(1,576)                $(5,112)
                                                          ---------              ---------
                                                          ---------              ---------


         REVENUE. Total revenue increased 6.7% to $20,449,000 in 1998 from $19,173,000 in 1997. Domestic revenue increased 13.4% and service increased 15.3% over 1997 to offset a 24.2% decline in revenue from international sources. Revenue from domestic sales, international sources and service represented 77.4%, 13.1% and 9.5% of 1998 revenue, respectively, compared to 72.8%, 18.4% and 8.8%, respectively, for 1997.

         The increase in domestic revenue was driven by both sales of pulmonary diagnostics systems as well as strong sales of its new sleep diagnostic systems. Medical Graphics introduced updated models of its pulmonary function systems in September 1998 and initial results reflected strong customer interest in these new products. In addition, Medical Graphics enjoyed revenue for all of 1998 from its new diagnostics systems for sleep disorders that were introduced in late September 1997.

         International revenue for 1998 continued to be depressed from the closing of Medical Graphics' German office at the end of 1996 as part of its overall cost reduction strategy. In addition, international revenue has been impacted by weaker economic conditions and a stronger dollar versus the local currencies.

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

         SELLING. Selling and marketing expenses decreased 10.0% to $5,653,000 in 1998 from $6,282,000 in 1997. Selling expenses as a percent of revenue decreased to 27.6% in 1998 compared to 32.8% in 1997. Increased commissions of $245,000 on higher domestic revenue and increased expenses associated with expanding Medical Graphics domestic sales force were offset by savings related to the following actions. Medical Graphics saved $348,000 due to its 1997 decision to sell the asthma business unit and reduce focus on the sports medicine market. Moreover, nearly $500,000 in savings resulted from reductions of marketing costs, primarily personnel and related travel.

         GENERAL AND ADMINISTRATIVE. General and administrative expenses decreased 13.5% to $1,927,000 in 1998 from $2,228,000 in 1997. As a percent of revenue, general and administrative expenses decreased to 9.4% in 1998 compared to 11.6% in 1997. This decrease reflects lower consulting and bank refinancing expenses associated with 1997 restructuring activities along with a $145,000 decrease in the provision for doubtful accounts receivable.

         RESEARCH AND DEVELOPMENT. Research and development expenses decreased 17.0% to $1,550,000 in 1998 from $1,867,000 in 1997 and as a percentage of revenue decreased to 7.6% in 1998 from 9.7% in 1997. Medical Graphics has continued to reduce its dependence on independent software contractors in favor of in-house software engineers. Lower costs also reflect an increasing proficiency of Medical Graphics employees developing product software upgrades.

         INFREQUENT CHARGES. Infrequent expenses of $1,738,000 for the year ended December 31, 1997 represented expenses associated with the cost reduction strategies implemented in the first quarter of 1997. Each component is described and quantified in the following table.


                                    DESCRIPTION                                                        AMOUNT
------------------------------------------------------------------------------------         ------------------
Professional fees                                                                                    $239,000

Consulting expenses:

   Stock granted to Mr. Sheffert                                                                      101,000

   Warrants and options granted to Mr. Sheffert and a former chairperson                              429,000

   Manchester Business Services, Inc. fees                                                            243,000

Terminated 31 employees                                                                               344,000

Terminated 2 officers                                                                                 382,000
                                                                                           ------------------
    TOTAL                                                                                          $1,738,000
                                                                                           ==================


         Professional and consulting fees included legal, accounting and other consulting expenses associated with the development and implementation of Medical Graphics' restructuring activities. The amounts listed for terminated employees and officers represent their respective severance costs. These terminations included 7 employees in Germany and 26 in the United States.

         The stock granted to Mr. Sheffert was valued at $2.25 per share, the closing price of Medical Graphic's stock on the grant date. The options granted to Mr. Sheffert were valued using the Black Scholes model. Warrants granted to Mr. Sheffert and a former chairperson of the board were also valued using the Black Scholes model.

         NET INTEREST EXPENSE. Medical Graphics incurred net interest expense of $454,000 in 1998 compared to $329,000 in 1997, which resulted from increased interest payments associated with higher levels of borrowings.

         GAIN ON SALE OF ASSETS. In 1997, Medical Graphics sold certain assets of its asthma line of business for approximately $144,000, which resulted in a gain of $128,000.

         INCOME TAX BENEFIT. Medical Graphics recognized no income tax benefit for either 1998 or 1997 because Medical Graphics has established a valuation allowance that completely offsets the benefit of any net operating loss carryforwards due to uncertainty regarding the realization of future income tax benefits.

NEW ACCOUNTING STANDARDS

         Medical Graphics adopted the Financial Accounting Standards Board Statement of Financial Accounting Standards (SFAS) No. 130, "Reporting Comprehensive Income", effective January 1, 1998. SFAS No. 130 requires the disclosure of comprehensive income and its components in the general-purpose financial statements. The adoption by Medical Graphics of SFAS No. 130 has not had a material effect on Medical Graphics' financial statements. Total comprehensive loss for the twelve months ended December 31, 1998 and 1997 was equivalent to the net loss as reported.

         Medical Graphics also adopted (SFAS) No. 131, "Disclosures about Segments of an Enterprise and Related Information", effective January 1, 1998. SFAS No. 131 redefines how operating segments are determined and requires disclosures of certain financial and descriptive information about a Company's operating segments. This statement does not have a material impact on results of operations or financial position.

INFLATION

         Medical Graphics believes that inflation did not have a significant impact on its operations in 1998 or 1997.

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

                     Company              OEM Products        Internal             Business             Vendors &
                     Products                                 Programming          Information          Suppliers
                                                                                   Systems
                   -------------------------------------------------------------------------------------------------
Team                 Completed            Completed           Completed            Completed            Completed
Formation &
Assignment
--------------------------------------------------------------------------------------------------------------------
Inventory            Completed            Completed           Completed            Completed            80%
Assessment
--------------------------------------------------------------------------------------------------------------------
Compliance           Completed            Completed           Completed            Completed            35%
Assessment
--------------------------------------------------------------------------------------------------------------------
Risk                 Completed            Completed           Completed            90%                  15%
Assessment
--------------------------------------------------------------------------------------------------------------------
Resolution &         Completed            80%                 Completed            90%                  0%
Remediation
--------------------------------------------------------------------------------------------------------------------
Validation           Completed            80%                 Completed            90%                  0%
--------------------------------------------------------------------------------------------------------------------
Contingency          Completed            Completed           Completed            80%                  0%
Plans
--------------------------------------------------------------------------------------------------------------------
Certification        Completed            10%                 10%                  90%                  10%
& Sign-off
--------------------------------------------------------------------------------------------------------------------


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

         MedGraphics used $2,809,000 of cash in operations during 1998. The Company's net loss of $1,576,000 was partially offset with $511,000 of depreciation and $357,000 in amortization. Cash from financing activities was generated through a net increase of $1,037,000 in borrowings under the line of credit and $1,773,000 in net proceeds received with the issuance of common stock in private sales to investors. This cash was used to finance the balance of MedGraphic's operating activities, including $321,000 used for software production costs and $67,000 used for capital expenditures.

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

ITEM 3. FINANCIAL STATEMENTS ARE HEREBY AMENDED TO READ AS FOLLOWS:

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

MEDICAL GRAPHICS CORPORATION

CONSOLIDATED FINANCIAL STATEMENTS FOR THE
YEARS ENDED DECEMBER 31, 1998 AND 1997
AND INDEPENDENT AUDITORS' REPORT

INDEPENDENT AUDITORS' REPORT

Shareholders and Board of Directors
Medical Graphics Corporation

We have audited the accompanying consolidated balance sheets of Medical Graphics Corporation and Subsidiary (the Company) as of December 31, 1998 and 1997 and the related consolidated statements of operations, shareholders' equity, and cash flows for the years then ended. These consolidated financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these consolidated financial statements based on our audits.

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

In our opinion, the consolidated financial statements present fairly, in all material respects, the financial position of Medical Graphics Corporation and Subsidiary at December 31, 1998 and 1997 and the results of their operations and cash flows for the years then ended, in conformity with generally accepted accounting principles.

/s/ Deloitte & Touche
April 14, 1999
Minneapolis, Minnesota

MEDICAL GRAPHICS CORPORATION

CONSOLIDATED BALANCE SHEETS
DECEMBER 31, 1998 AND 1997
(IN THOUSANDS, EXCEPT SHARE AND PER SHARE AMOUNTS)
--------------------------------------------------------------------------------

                                                                                               1998         1997
                                     ASSETS

Current Assets:
   Cash                                                                                                   $     387
   Accounts receivable, less allowance for doubtful accounts
     of $118 and $164, respectively                                                          $  5,263         3,890
   Inventories (Notes 1 and 2)                                                                  4,917         4,800
   Prepaid expenses and other current assets                                                      155           272
                                                                                             --------     ---------
           Total current assets                                                                10,335         9,349

Equipment and Fixtures (Notes 1 and 3)                                                          4,092         4,072
   Less accumulated depreciation                                                                3,574         3,110
                                                                                             --------     ---------
           Equipment and fixtures, net                                                            518           962

Software Production Costs, less accumulated amortization
   of $1,212 and $855, respectively (Note 1)                                                      566           602

Other Assets                                                                                        7            13
                                                                                             --------     ---------
                                                                                             $ 11,426     $  10,926
                                                                                             --------     ---------
                                                                                             --------     ---------

                      LIABILITIES AND SHAREHOLDERS' EQUITY

Current Liabilities:
   Accounts payable                                                                          $  2,975     $   2,261
   Accounts payable financed with vendors - current (Note 1)                                      769         1,145
   Note payable (Note 8)                                                                        3,291         2,254
   Employee compensation                                                                          517           786
   Deferred service contract revenue                                                              870           896
   Warranty reserve                                                                               374           414
   Other liabilities and accrued expenses                                                         327           675
                                                                                             --------     ---------
           Total current liabilities                                                            9,123         8,431

Long-Term Accounts Payable Financed with Vendors (Note 1)                                          48           807

Commitments and Contingencies (Notes 7 and 12)

Shareholders' Equity (Notes 1, 9, and 10):
   Class A convertible common stock, par value $.05 per share;
     500,000 shares authorized, liquidation preference of $3.38 per share, 444,000 issued and outstanding, convertible into 1,500,000 shares

     of common stock                                                                               22            22
   Common stock, par value $.05 per share; authorized 9,500,000 shares; issued
     and outstanding 5,608,000 and 4,453,000, respectively                                        280           223
   Additional paid-in capital                                                                  15,738        13,652
   Retained deficit                                                                           (13,785)      (12,209)
                                                                                             --------     ---------
           Total shareholders' equity                                                           2,255         1,688
                                                                                             --------     ---------
                                                                                             $ 11,426     $  10,926
                                                                                             --------     ---------
                                                                                             --------     ---------

See notes to consolidated financial statements.

MEDICAL GRAPHICS CORPORATION

CONSOLIDATED STATEMENTS OF OPERATIONS
YEARS ENDED DECEMBER 31, 1998 AND 1997
(IN THOUSANDS, EXCEPT PER SHARE AMOUNTS)
--------------------------------------------------------------------------------

                                                                                               1998         1997
Revenues (Note 4):
   Equipment and supplies sales                                                              $ 18,503     $  17,485
   Service revenue                                                                              1,946         1,688
                                                                                             --------     ---------
           Total revenues                                                                      20,449        19,173

Cost of Goods Sold                                                                             12,441        11,969
                                                                                             --------     ---------

Gross Margin                                                                                    8,008         7,204

Operating Expenses:
   Selling and marketing                                                                        5,653         6,282
   General and administrative                                                                   1,927         2,228
   Research and development                                                                     1,550         1,867
   Infrequent charges (Note 5)                                                                                1,738
                                                                                             --------     ---------
           Total operating expenses                                                             9,130        12,115
                                                                                             --------     ---------

Income (Loss) From Operations                                                                  (1,122)       (4,911)

Other (Expense) Income:
   Interest expense                                                                              (454)         (329)
   Gain on sale of assets (Note 1)                                                                              128
                                                                                             --------     ---------

Loss Before Income Taxes                                                                       (1,576)       (5,112)

Income Taxes (Note 6)                                                                              -             -
                                                                                             --------     ---------

Net Loss                                                                                     $ (1,576)    $  (5,112)
                                                                                             --------     ---------
                                                                                             --------     ---------

Net Loss per Share of Common Stock (Note 1):

   Basic                                                                                     $ (0.26)     $  (1.15)
                                                                                             --------     ---------
                                                                                             --------     ---------
   Diluted                                                                                   $ (0.26)     $  (1.15)
                                                                                             --------     ---------
                                                                                             --------     ---------

Weighted Average Common Shares Outstanding:

   Basic                                                                                        6,015         4,449
                                                                                             --------     ---------
                                                                                             --------     ---------
   Diluted                                                                                      6,015         4,449
                                                                                             --------     ---------
                                                                                             --------     ---------

See notes to consolidated financial statements.

MEDICAL GRAPHICS CORPORATION

CONSOLIDATED STATEMENTS OF SHAREHOLDERS' EQUITY (IN THOUSANDS)
-------------------------------------------------------------------------------


                                                          CLASS A
                                                       COMMON STOCK          COMMON STOCK     ADDITIONAL
                                                     ----------------     -----------------     PAID-IN    RETAINED
                                                     SHARES    AMOUNT     SHARES     AMOUNT     CAPITAL     DEFICIT      TOTAL
Balance at December 31, 1996                                              3,839    $   192    $ 10,160    $  (7,097)  $   3,255

   Net loss                                                                                                  (5,112)     (5,112)
   Class A stock issued in a private sale,
     net of issuance costs                            444     $   22                             1,434                    1,456
   Common stock issued to Chairman of
     Board of Directors                                                      45          2         100                      102
   Common stock issued in a private sale,
     net of issuance costs                                                  545         28       1,384                    1,412
   Common stock issued under Employee
     Stock Purchase Plan                                                     24          1          66                       67
   Warrants issued in conjunction with
     development and implementation of
       cost reduction plan (Note 5)                                                                508                      508
                                                    -----     ------    -------    -------    --------    ---------   ---------

Balance at December 31, 1997                          444         22      4,453        223      13,652      (12,209)      1,688

   Net loss                                                                                                  (1,576)     (1,576)
   Common stock issued under Employee
     Stock Purchase Plan                                                     20          1          44                       45
   Common stock issued in private sales,
     net of issuance costs (Note 9)                                       1,096         54       1,916                    1,970
   Common stock issued to a former employee                                  15          1          44                       45
   Common stock issued upon exercise of
     stock options                                                            3                      8                        8
   Common stock issued to directors                                          21          1          74                       75
                                                    -----    -------    -------    -------    --------    ---------   ---------

Balance at December 31, 1998                          444    $    22      5,608    $   280    $ 15,738    $ (13,785)  $   2,255
                                                    =====    =======    =======    =======    ========    =========   =========


See notes to consolidated financial statements.

MEDICAL GRAPHICS CORPORATION

CONSOLIDATED STATEMENTS OF CASH FLOWS
YEARS ENDED DECEMBER 31, 1998 AND 1997
(IN THOUSANDS)
-------------------------------------------------------------------------------


                                                                                               1998         1997
Cash Flows from Operating Activities:
 Net loss                                                                                     $ (1,576)    $ (5,112)
 Adjustments to reconcile net loss to net cash
    provided by (used in) operating activities:
  Depreciation                                                                                     511          579
  Amortization                                                                                     357          287
  Common stock issued to directors and former officers
    in lieu of compensation                                                                        120
  Common stock and warrants issued in conjunction with
    the development and implementation of a cost
    reduction plan (Note 5)                                                                                     610
  Changes in operating assets and liabilities:
    Accounts receivable                                                                         (1,373)         924
    Inventory                                                                                     (117)       2,393
    Prepaid expenses and other assets                                                              123          (72)
    Accounts payable and accrued expenses                                                         (788)        (683)
    Warranty reserve                                                                               (40)        (149)
    Deferred service contract revenue                                                              (26)         (92)
                                                                                             ---------    ---------
      Net cash used in operating activities                                                     (2,809)      (1,315)

Cash Flows from Investing Activities:
 Capital expenditures                                                                              (67)        (215)
 Software production costs                                                                        (321)        (417)
                                                                                             ---------    ---------
      Net cash used in investing activities                                                       (388)        (632)

Cash Flows from Financing Activities:
 Borrowings under line of credit agreement                                                      22,483       18,682
 Repayments under line of credit agreement                                                     (21,446)     (19,828)
 Net proceeds from issuance of common stock                                                      1,773        2,935
                                                                                             ---------    ---------
      Net cash provided by financing activities                                                  2,810        1,789
                                                                                             ---------    ---------

Decrease in Cash                                                                                  (387)        (158)

Cash at Beginning of Year                                                                          387          545
                                                                                             ---------    ---------

Cash at End of Year                                                                          $     -      $     387
                                                                                             =========    =========


See notes to consolidated financial statements.

MEDICAL GRAPHICS CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
YEARS ENDED DECEMBER 31, 1998 AND 1997
-------------------------------------------------------------------------------

1.      DESCRIPTION OF BUSINESS, LIQUIDITY, AND SIGNIFICANT ACCOUNTING POLICIES

        BUSINESS - Medical Graphics Corporation (the Company) designs and produces innovative noninvasive diagnostic systems for the prevention, early detection, and cost-effective treatment of heart and lung disease. In addition, the Company purchases noninvasive sleep diagnostic systems from a third party.

        LIQUIDITY - The Company's working capital requirements for 1998 were met principally through amounts borrowed on the Company's line of credit (see Note 8), the issuance of common stock under private sales to investors (see Note 9), and credit arrangements made with the Company's vendors during the first quarter 1997. This vendor credit consisted of the Company entering into financing arrangements with certain vendors that provided for payment of outstanding balances in equal monthly installments for up to 36 months. The remaining amounts due under these vendor agreements are payable in the amount of $769,000 and $48,000 in 1999 and 2000, respectively. The balances outstanding at December 31, 1998 that will be paid after December 31, 1999 have been classified as long-term accounts payable financed with vendors.

        In addition, the Company incurred net losses of $1,576,000 and $5,112,000 for the years ended December 31, 1998 and 1997, respectively. Management plans to generate profitable operations by increasing revenues, improving gross margins, and controlling expenses. There can be no assurance the Company will be able to generate profitable operations in the future.

        CONSOLIDATION - The financial statements include the accounts of the Company and its wholly owned subsidiary, Medical Graphics Corporation, GmbH (MGCG). All intercompany transactions have been eliminated. The operations of MGCG were terminated early in 1997 in accordance with an exit plan adopted in the fourth quarter of 1996 (see Note 5).

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

        REVENUE RECOGNITION - Sales are recorded by the Company when products are shipped or services are provided to the customer. An accrual is recorded for estimated warranty costs.

        DEFERRED SERVICE CONTRACTS - Amounts billed to customers under service contracts are deferred and recognized as income over the term of the agreement, and costs are recognized as incurred.

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

        OTHER INCOME (EXPENSE) - In 1997, the Company sold certain assets of its asthma line of business for approximately $144,000, which resulted in a gain of $128,000.

        FAIR VALUE OF FINANCIAL INSTRUMENTS - Cash, accounts receivables, accounts payable, note payable, and accrued expenses are carried at amounts which reasonably approximate their fair value due to the short-term nature of these amounts or due to variable rates of interest which are consistent with current market rates.

        BASIC AND DILUTED NET LOSS PER SHARE - In 1997, the Company adopted Statement of Financial Accounting Standards (SFAS) No. 128, EARNINGS PER SHARE. Basic net loss per share of common stock is computed by dividing net loss by the weighted average number of common shares outstanding during each year. For purposes of this calculation, the convertible Class A common shares are assumed to have been converted. Common equivalent shares from stock options and warrants to purchase 1,697,000 and 1,342,000 shares of common stock at a range of $1.00 to $8.67 and $1.92 to $10.00 were outstanding during 1998 and 1997, respectively, but are excluded from the computation of dilutive net loss per share as their effect is antidilutive. Therefore, basic and dilutive net loss per share amounts are equal for each of the periods presented.

        SALES AND SEGMENT INFORMATION - The Company manufactures and sells its products to customers in the medical field and operates in only one business segment. The Company grants its customers credit in connection with sales of its products. It performs periodic credit evaluations of its customers' financial condition and generally does not require collateral. The Company requires irrevocable letters of credit on sales to certain foreign customers. Receivables generally are due within 30 days for domestic customers. Credit losses relating to customers have consistently been within management's expectations. Export sales to foreign countries, primarily in Europe and the Pacific Rim, accounted for 13% and 18% of total sales in 1998 and 1997, respectively.

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

        ACCOUNTING PRONOUNCEMENT - In June 1997, the Financial Accounting Standards Board issued SFAS No. 131, DISCLOSURE ABOUT SEGMENTS OF AN ENTERPRISE AND RELATED INFORMATION, which changes the way public companies report information about operating segments. SFAS No. 131, which is based on the management approach to segment reporting, establishes requirements to report selected segment information and to report entitywide disclosures about products and services, major customers, and material countries in which the entity holds assets and reports revenue. The Company adopted SFAS No. 131 in 1998. The Company operates within a single operating segment.

        COMPREHENSIVE EARNINGS (LOSS) - Comprehensive earnings (loss) is a measure of all nonowner changes in shareholders' equity and includes such items as net earnings, certain foreign currency translation items, minimum pension liability adjustments, and changes in the value of available-for-sale securities. In 1998 and 1997, comprehensive earnings
        (loss) for the Company was the same as net earnings (loss) as reported.

        RECLASSIFICATIONS - Certain reclassifications have been made to the 1997 financial statements to conform to the classifications used in 1998. These reclassifications had no effect on previously reported net loss or shareholders' equity.

2.      INVENTORIES

       The Company's inventories consisted of the following components (in thousands):


                                                                 DECEMBER 31
                                                           ----------------------
                                                             1998         1997
        Purchased components and work-in-process           $  2,941     $   3,164
        Finished goods                                        1,976         1,636
                                                           --------     ---------
                                                           $  4,917     $   4,800
                                                           ========     =========

3.      EQUIPMENT AND FIXTURES

        At December 31, the Company's equipment and fixtures consisted of the following (in thousands):


                                                             1998         1997
        Building improvements                              $    742     $     733
        Computer equipment                                    1,548         1,491
        Manufacturing equipment                                 933           933
        Furniture and fixtures                                  869           915
                                                           --------     ---------
        Total equipment and fixtures, at cost                 4,092         4,072
        Less accumulated depreciation                         3,574         3,110
                                                           --------     ---------
                                                           $    518     $     962
                                                           ========     =========

4.       GEOGRAPHIC INFORMATION

        The Company manages its business on the basis of one reportable segment. See Note 1 for a brief description of the Company's business. As of December 31, 1998, the Company had operations established in various countries throughout the world. The Company is exposed to the risk of changes in social, political, and economic conditions inherent in foreign operations, and the Company's results of operations are affected by fluctuations in foreign currency exchange rates. In no single country outside the United States did operations account for more than 10% of the Company's net sales for 1998 and 1997. Net sales by geographic area are presented by attributing revenues from external customers on the basis of where the products are sold. The Company does not maintain significant assets in foreign countries.

        Net sales by geographic area (in thousands):

                                                                                             1998          1997
        United States                                                                     $   17,770    $   15,637
        International                                                                          2,679         3,536
                                                                                          ----------    ----------
                                                                                          $   20,449    $   19,173
                                                                                          ----------    ----------
                                                                                          ----------    ----------

5.      INFREQUENT CHARGES

        GERMANY:

        During December 1996, the Board of Directors approved closing the Company's sales and marketing subsidiary in Germany and authorized implementation of a restructuring plan. The Company recorded a $550,000 charge to operations in the fourth quarter of 1996 related to expected exit costs of the German office. Of this total, $250,000 was recorded as cost of goods sold, $100,000 was recorded in general and administrative expenses, and the remainder as an infrequent charge, primarily related to future lease payments. During 1997, the Company recorded an additional $150,000 infrequent charge for severance to seven employees in its subsidiary in Germany. The change in estimated liabilities in 1998 was due to several employees leaving earlier than anticipated and a revision in the expected ultimate lease payments.

        The following table shows the activity related to severance and exit costs of the German office (in thousands):


        Balance - January 1, 1997                                                                       $    150
         Provision                                                                                           150
         Payments                                                                                           (200)
                                                                                                        --------
        Balance - December 31, 1997                                                                          100
         Provision                                                                                            -
         Payments                                                                                            (40)
         Change in estimate                                                                                  (60)
                                                                                                        --------
        Balance - December 31, 1998                                                                     $     -
                                                                                                        --------
                                                                                                        --------

        DOMESTIC:

        During 1997, the Company implemented certain domestic cost-cutting strategies that resulted in $1,588,000 of infrequent charges, substantially all of which were paid in 1997. Approximately $1,012,000 of these charges were for professional services incurred in connection with the development and implementation of the cost-cutting strategies. Included in these costs was approximately $530,000 relating to the issuance of stock and warrants. The Company granted the former chairperson of the Company a warrant to purchase 195,000 shares of common stock at a price of $2.67 per share in exchange for certain consulting services to the Company. The warrant expires on March 31, 2000. The Company also issued 45,000 shares of common stock and granted a warrant to purchase 225,000 shares of common stock at a price of $2.25 per share to an individual for services provided in connection with the development and implementation of the cost reduction plan. This warrant expires on March 31, 2002. In addition, the Company paid approximately $243,000 to the company where this individual is president in connection with certain investment banking and consulting services. This individual also was elected the Chairman of the Board of Directors. The value for the warrants was estimated using the Black-Scholes option-pricing model, and the value for the common stock was calculated using the closing price of the stock on the day it was granted.

        The remaining $575,000 was severance costs related to the termination of various employees. The following table shows the activity related to the domestic severance charges (in thousands):


        Balance - January 1, 1997                                                                         $   -
         Provision                                                                                           576
         Payments                                                                                           (511)
                                                                                                          ------
        Balance - December 31, 1997                                                                           65
         Payments                                                                                            (65)
                                                                                                          ------
        Balance - December 31, 1998                                                                       $   -
                                                                                                          ------
                                                                                                          ------

        These costs included payments of cash and stock to 26 employees and cash and warrants paid to the former president and chairperson of the Board of Directors.

6.      INCOME TAXES

        Significant components of the income tax benefit are as follows:

                                                                                               1998         1997
        Current:
          Federal                                                                            $   -        $      -
          State                                                                                  -               -
        Deferred                                                                                 -               -
                                                                                             --------     ---------
        Income tax benefit                                                                   $   -        $      -
                                                                                             --------     ---------
                                                                                             --------     ---------

        Significant components of the Company's deferred tax assets and liabilities at December 31 are as follows (in thousands):

                                                                                               1998         1997
        Allowance for bad debts                                                              $     42     $      58
        Inventory reserve                                                                          69            69
        Warranty reserve                                                                          133           147
        Other reserve                                                                                            63
        Vacation accrual                                                                           36            48
        Deferred service contract revenue                                                          58            60
        Valuation allowance                                                                      (338)         (445)
                                                                                             --------     ---------
                  Total current                                                                    -             -

        Inventory capitalization                                                                   15             3
        Capitalized software and patents                                                         (201)         (214)
        Net operating loss and tax credit carryforwards                                         4,635         3,806
        Valuation allowance                                                                    (4,449)       (3,595)
                                                                                             --------     ---------
                  Total noncurrent                                                                 -             -
                                                                                             --------     ---------

        Net deferred tax assets                                                              $     -      $      -
                                                                                             --------     ---------
                                                                                             --------     ---------

        Reconciliations of the Company's expected income tax benefits computed at the U.S. federal statutory tax rate to the income tax benefits recorded are as follows (in thousands):

                                                                                               1998         1997
        Income tax benefit at statutory rate                                                 $   (552)    $  (1,789)
        Increase of deferred tax asset valuation allowance                                        747         1,139
        Utilization of net operating loss carryforward related
          to IRS audit adjustments for 1994 and 1993                                                            613
        Other                                                                                    (195)           37
                                                                                             --------     ---------
                                                                                             $    -       $      -
                                                                                             --------     ---------
                                                                                             --------     ---------

        As of December 31, 1998, the Company had federal net operating loss carryforwards of $12,290,000 that expire from 2002 through 2012. The Internal Revenue Service has examined the Company's income tax returns through December 31, 1995. Total income taxes paid were $6,000 and $24,000 in 1998 and 1997, respectively.

7.      LEASES

        The Company leases office and manufacturing facilities, automobiles, and various office accessories. The building lease expires in 2002, at which time the Company has an option to renew the lease for an additional four years. The Company has the option to purchase the building at the end of each lease expiration period at the building's fair market value.

        Future minimum lease payments under noncancelable operating leases with remaining terms of one year or more consisted of the following at December 31, 1998 (in thousands):


        Year ending December 31:
          1999                                                                                            $     397
          2000                                                                                                  367
          2001                                                                                                  357
          2002                                                                                                  172
                                                                                                          ---------
                                                                                                          $   1,293
                                                                                                          ---------
                                                                                                          ---------

        Rent expense for the years ended December 31, 1998 and 1997 was $420,000 and $490,000, respectively.

8.      NOTE PAYABLE TO BANK

        In March 1997, the Company obtained a new credit agreement with Norwest Business Credit, Inc. (Norwest) that provides for total borrowings, based on available collateral as defined, of up to $4,100,000, at the discretion of Norwest, and expires March 31, 2000. The credit line allows the Company to borrow up to 80% of eligible domestic accounts receivable, 40% of eligible domestic inventory (not to exceed $1,500,000), and 90% of eligible foreign accounts receivable. The Company's accounts receivable and inventories secure total borrowings outstanding under the credit agreement. The credit agreement contains certain restrictive covenants, including maintenance of minimum net worth (as defined), earnings requirements, and debt service requirements as well as limitations on capital expenditures and payment of dividends.

        Borrowings under the line of credit bear interest at the Norwest "base" rate plus 4.0% (11.75% at December 31, 1998). The "base" rate is equal to the interest rate publicly announced by Norwest

        Bank Minnesota, National Association from time to time as its "base" rate. The line of credit contains a minimum monthly interest charge of $15,000. In addition, the Company granted to Norwest a three-year warrant to purchase 93,750 shares of the Company's common stock at an exercise price of $2.25 per share. The value of this warrant ($73,000) is being amortized to interest expense over the term of the line of credit. The warrant contained antidilution provisions and, as a result of the Company's September 1998 issuance of common stock, the warrant exercise price decreased to $1.00 per share and the shares issuable under the warrant increased to 210,937 shares.

        The Company had outstanding borrowings of $3,291,000 and $2,254,000 at December 31, 1998 and 1997, respectively, and at December 31, 1998 had additional borrowing availability of $744,000. Total cash paid for interest was $454,000 and $329,000 for the years ended December 31, 1998 and 1997, respectively. The Company amended its line of credit agreement in June and November 1997 as well as March, August, and September 1998. As of December 31, 1998, the Company was in technical default of its minimum net income and minimum debt service coverage ratio covenants. These technical defaults were waived through an amendment to the line of credit agreement on March 29, 1999.

9.      CAPITAL STOCK

        In June 1998, the Company distributed a three-for-two stock split effected in the form of a stock dividend. All share and per share data have been adjusted to reflect this stock split.

        In March 1997, the Company's Board of Directors authorized 500,000 shares of a new class of convertible stock (Class A stock). The Class A stock has voting rights. Each share was originally convertible into 1.5 shares of common stock. The Company issued 444,000 shares of the new class of stock receiving net proceeds of $1,456,000. These shares have a liquidation preference of $3.38 per share, aggregating $1,500,000 at December 31, 1998.

        In October 1997, the Company's Board of Directors authorized the issuance of additional common stock in a private sale to investors. On November 10, 1997 the Company agreed to sell up to 1,096,000 shares of the Company's common stock at a price of $2.75 per share. The investors purchased 545,000 shares for $1,500,000 (less costs of issuance of $88,000) on November 10, 1997 and 545,000 shares for $1,500,000 (less costs of issuance of $31,000) in January and February of 1998.

        In September 1998, the Company's Board of Directors authorized the issuance of additional common stock in a private sale to investors. On September 30, 1998 the investors purchased 550,000 shares for $550,000 (less costs of issuance of $49,000).

        The Company's Class A stock contained antidilution provisions. As a result of the September 1998 offering, 444,000 shares of class A stock are now convertible into 1,500,000 shares of common stock.

10.     STOCK OPTION PLANS, EMPLOYEE STOCK PURCHASE PLAN, AND 401(k) PLAN

        The Company has an Employee Incentive Stock Option Plan under which a total of 1,350,000 shares have been reserved for issuance, with 276,000 shares remaining reserved and unissued at December 31, 1998. Options are generally issued at prices not less than the fair market value at the date of grant and become exercisable over a one- to five-year period. Also, under the option plan, nonqualified options have been issued to an officer and certain nonemployees. These options become exercisable over a one- to ten-year period following the date of grant.

        The Company also has a Nonemployee Director Compensation Plan, which provides for the granting of nonqualified options for up to 675,000 shares of common stock to nonemployee members of the Board of Directors as well as the Chairman of the Board. Under the plan, an option to purchase 15,000 shares of common stock will be granted automatically when an eligible director is first elected to the Board of Directors of the Company. An option to purchase 2,250 shares (4,500 shares for the Chairman of the Board) will be granted automatically following each board meeting personally attended by each director, not to exceed 13,500 shares (27,000 shares for the Chairman of the Board) per director annually. An option to purchase 750 shares will be granted automatically following each board committee meeting personally attended by each director, not to exceed 2,250 shares per director annually. The option exercise price per share will not be less than the fair market value of the common stock on the date of grant. All options granted under the plan become exercisable one year after the date of grant.

        A summary of option activity is as follows (in thousands except per share amounts):

                                                        Employee        Weighted                         Weighted
                                                        Incentive        Average       Nonqualified       Average
                                                      Stock Options     Exercise       Stock Options     Exercise
                                                       Outstanding        Price         Outstanding        Price
        Balance at December 31, 1996                        324          $  4.09             591          $  4.48

          Granted                                           400             2.46             312             2.43
          Canceled or expired                              (246)            4.19            (554)            4.45
                                                          -----                          -------

        Balance at December 31, 1997                        478             2.68             349             2.69

          Granted                                           263             1.20             294             2.34
          Exercised                                          (3)            2.87
          Canceled or expired                              (238)            2.38             (14)            4.84
                                                          -----                          -------

        Balance at December 31, 1998                        500          $  1.96             629          $  2.43
                                                          -----          -------         -------          -------
                                                          -----          -------         -------          -------
        Exercisable at December 31, 1997                    124          $  3.17             214          $  2.71
                                                          -----          -------         -------          -------
                                                          -----          -------         -------          -------

        Exercisable at December 31, 1998                    200          $  2.53             333          $  2.51
                                                          -----          -------         -------          -------
                                                          -----          -------         -------          -------

        The Company's Employee Stock Purchase Plan (the ESP Plan), a qualified plan pursuant to Internal Revenue Code Section 423, became effective in May 1993. The ESP Plan gives eligible employees an opportunity to purchase the Company's common stock, through payroll deductions not exceeding 15% of eligible compensation, at a per share price of 85% of the lesser of the fair value on the first day or the last day of each six-month purchase period. The six-month purchase periods begin on July 1 and January 1 of each year. Participating employees may purchase a maximum of 5,000 shares during each purchase period and no more than $25,000 of fair value of stock in each calendar year. A total of 300,000 shares has been authorized for issuance under the ESP Plan. Shares issued under the ESP Plan in 1998 and 1997 were 20,000 and 24,000 shares, respectively. The ESP Plan will terminate on January 1, 2003, unless extended by the Board of Directors.

        In 1996, the Company adopted SFAS No. 123, ACCOUNTING FOR STOCK-BASED COMPENSATION. The Company has elected to continue following the accounting guidance of Accounting Principles

        Board Opinion No. 25, ACCOUNTING FOR STOCK ISSUED TO EMPLOYEES, for measurement and recognition of stock-based transactions with employees. No compensation cost has been recognized for options issued under the stock option plans, because the exercise price of all options granted was at least equal to the fair value of the common stock on the date of the grant. Had compensation costs for the stock options issued to certain directors and employees and common stock issued under the ESP Plan been determined at the grant date, based on the fair value provisions of SFAS No. 123, the Company's 1998 and 1997 pro forma net loss would have been $2,058,000 and $5,535,000, respectively, and basic and dilutive net loss per share would have been $.34 and $1.24, respectively.

        The fair value of each option grant is estimated on the date of grant using the Black-Scholes option-pricing model with the following weighted average assumptions: dividend yield of 0%; a risk-free interest rate of 4.7% and 6.5% in 1998 and 1997, respectively; an expected life of 5 and 7 years in 1998 and 1997, respectively; and expected volatility of 47% and 54% in 1998 and 1997, respectively. The weighted average fair value of options issued in 1998 and 1997 was $0.80 and $1.66, respectively.

        Substantially all employees of the Company may participate in a defined contribution plan established under the provisions of Section 401(k) of the Internal Revenue Code. The plan generally provides for a contribution by the employee of up to 15% of their gross earnings with a 25% matching contribution by the Company on the first 6% of gross earnings. The Company did not contribute to the plan in 1998 and expensed contributions to the plan of approximately $12,000 in 1997.

11.     RELATED-PARTY TRANSACTIONS

        An former officer and director of the Company is the president of ErgometRx Corporation. ErgometRx Corporation possesses certain proprietary information and prototype hardware relating to an exercise bike used for stress testing and physical exercise. The Company has obtained an exclusive license to manufacture and sell products utilizing this proprietary information in certain markets under a five-year royalty agreement. Under this agreement, the Company paid no royalties for 1998 or 1997.

        The current Chairman of the Board of Directors is the president of Manchester Companies. As part of the cost reduction plan in 1997, the Board of Directors engaged Manchester Companies to provide investment banking and management consulting services to the Company. Fees aggregating $120,000 and $265,000 for 1998 and 1997, respectively, were paid to Manchester Companies for those services. In addition, the Company was paid $10,000 for administrative services that were provided to Manchester Companies.

12.     LITIGATION

        The Company is a defendant in various claims and litigation which are incidental to its business. Management is of the opinion that certain of these matters are covered by insurance and that ultimate settlement of these matters will not have a material impact on its consolidated financial statements.

ITEM 4. EXHIBITS AND REPORTS ON FORM 8-K IS HEREBY AMENDED TO READ AS FOLLOWS:

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

10.2.3            Third Amendment to Credit Agreement             Exhibit 10.2.3 to Report on Form 10-KSB
                  dated March 29, 1999                            for the year ended December 31, 1998,
                                                                  file no. 0-9899

10.3              Credit and Security Agreement dated             Exhibit 10.3 to Report on Form 10-KSB
                  March 31, 1997 between the Company              for the year ended December 31, 1996,
                  and Norwest Business Credit, Inc.               file no. 0-9899

10.3.1            First Amendment to Credit and Security          Exhibit 10.3.1 to Report on Form 10-KSB
                  Agreement dated April 14, 1997                  for the year ended December 31, 1996,
                                                                  file no. 0-9899




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

10.3.6            Sixth Amendment to Credit and Security          Exhibit 10.3.6 to Report on Form 10-KSB
                  Agreement dated March 29, 1999                  for the year ended December 31, 1998,
                                                                  file no. 0-9899

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

10.1.1            Eighth Amendment to Lease for                   Exhibit 10.12 to Report on Form 10-KSB
                  350 Oak Grove Parkway, St. Paul,                for the year ended December 31, 1997,
                  Minnesota                                       file no. 0-9899

10.13*            Employment Agreement dated August 3,            Exhibit 10.13 to Report on Form 10-KSB
                  1998 between the Company and                    for the year ended December 31, 1998,
                  Richard E. Jahnke                               file no. 0-9899

10.14*            Stock Option Agreement between the              Exhibit 10.14 to Report on Form 10-KSB
                  Company and Mark W. Sheffert                    for the year ended December 31, 1998,
                  dated January 9, 1999                           file no. 0-9899

10.15**           OEM Distribution Agreement dated                Filed electronically herewith
                  April 7, 1997 between Compumedics
                  Sleep Pty Ltd and the Company, as amended
                  by OEM Distribution Memorandum of
                  Understanding dated December 7, 1997,
                  Addendum dated December 1, 1998
                  and Addendum dated March 8, 1999

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

**Certain information has been deleted from this Exhibit and filed separately with the Securities and Exchange Commission pursuant to a request for confidential treatment under rule 24b-2.

(b)         REPORTS ON FORM 8-K

         No reports on Form 8-K were filed during the three months ended December 31, 1998.

                                  SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, Registrant has duly caused this amendment No. 1 on Form 10-KSB/A to be signed on its behalf by the undersigned, thereunto duly authorized.

                                MEDICAL GRAPHICS CORPORATION

November 5, 1999                /s/ Richard E. Jahnke
                                ------------------------------------------------
                                Richard E. Jahnke, President
                                and Chief Executive Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, this amendment No. 1 on Form 10- KSB has been signed below by the following persons on behalf of the Registrant and in the capacities on the dates indicated.


Signature                                            Title                              Date
---------                                            -----                              ----
 /s/ Mark W. Sheffert*                      Chairman of the Board                       November 5, 1999
------------------------------------        and Director
Mark W. Sheffert


 /s/ Richard E. Jahnke                      President, Chief Executive                  November 5, 1999
------------------------------------        Officer and Director (Principal
Richard E. Jahnke                           Executive Officer)


 /s/ Dale H. Johnson*                       Chief Financial Officer                     November 5, 1999
------------------------------------        (Principal Financial and
Dale H. Johnson                             Accounting Officer)


 /s/ Gerald T. Knight*                      Director                                    November 5, 1999
------------------------------------
Gerald T. Knight


 /s/ W. Edward Mcconaghay*                  Director                                    November 5, 1999
------------------------------------
W. Edward McConaghay



 /s/ Donald C. Wegmiller*                   Director                                    November 5, 1999
------------------------------------
Donald C. Wegmiller


 /s/ John C. Penn*                          Director                                    November 5, 1999
------------------------------------
John C. Penn


 /s/ John D. Wunsch*                        Director                                    November 5, 1999
------------------------------------
John D. Wunsch


 /s/ Richard E. Jahnke                                                                  November 5, 1999
------------------------------------
Pro Se and by Power of Attorney