Form 10QSB
period 1999-09-30
MEDICAL GRAPHICS CORP /MN/
filed 1999-11-15
CIK 352862

QuickLinks

U. S. SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-QSB

/x/	QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 1999

OR

/ /	TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from                to

Commission file number 0-9899

MEDICAL GRAPHICS CORPORATION
(Exact name of small business issuer as specified in its charter)

Minnesota	41-1316712
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

350 Oak Grove Parkway, Saint Paul, Minnesota 55127-8599
(Address of principal executive offices)

Registrant's telephone number, including area code: (651) 484-4874

    Indicate by check mark whether the issuer (1) filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes /x/  No / /

    As of November 12, 1999, the Company had outstanding 5,650,947 shares of common stock, $.05 par value, and 444,445 shares of Class A stock, $.05 par value. Each share of Class A stock is convertible into 3.375 shares of common stock.

    Transitional Small Business Disclosure Format: Yes / /  No /x/

PART I: FINANCIAL INFORMATION

Item 1. Financial Statements

MEDICAL GRAPHICS CORPORATION

CONSOLIDATED BALANCE SHEETS

(Unaudited)

(in thousands)

	September 30, 1999	December 31, 1998
ASSETS
Current Assets:
Cash	$117	$—
Accounts receivable, net of allowance for doubtful accounts of $136 and $118	4,569	5,263
Inventories:
Purchased components and work in process	3,303	2,941
Finished goods	2,246	1,976

	5,549	4,917
Prepaid expenses	120	155

Total current assets	10,355	10,335

Equipment and Fixtures	4,111	4,092
Less accumulated depreciation	3,844	3,574

	267	518
Software Production Costs, net of accumulated amortization of $1,473 and $1,212	586	566
Other Assets	1	7

	$11,209	$11,426

LIABILITIES AND SHAREHOLDERS' EQUITY
Current Liabilities:
Accounts payable	$2,058	$2,975
Accounts payable financed with vendors—current	408	769
Line of credit	3,595	3,291
Employee compensation	739	517
Deferred service contract revenue	900	870
Warranty reserve	339	374
Other liabilities and accrued expenses	407	327

Total current liabilities	8,446	9,123
Commitments and Contingencies
Long-Term Accounts Payable Financed with Vendors	0	48
Shareholders' Equity:
Class A stock; liquidation preference of $3.375 per share	22	22
Common stock	283	280
Additional paid-in capital	15,775	15,738
Retained deficit	(13,317)	(13,785)

Total shareholders' equity	2,763	2,255

	$11,209	$11,426

See accompanying notes to financial statements

MEDICAL GRAPHICS CORPORATION

CONSOLIDATED STATEMENTS OF OPERATIONS

(Unaudited)

(in thousands, except per share data)

	Three Months Ended September 30,		Nine Months Ended September 30,
	1999	1998	1999	1998
Revenues:
Equipment and supply sales	$5,206	$4,023	$14,684	$13,257
Service revenues	491	465	1,444	1,423

Total revenues	5,697	4,488	16,128	14,680
Cost of Goods Sold	2,945	2,762	8,674	9,015

Gross margin	2,752	1,726	7,454	5,665
Operating Expenses:
Selling and marketing	1,347	1,346	3,761	4,275
General and administrative	637	443	1,670	1,470
Research and development	379	351	1,136	1,207

	2,363	2,140	6,567	6,952

Operating Income (Loss)	389	(414)	887	(1,287)
Interest expense	(145)	(115)	(419)	(312)

Income (Loss) Before Taxes	244	(529)	468	(1,599)
Income tax benefit	0	0	0	0

Net Income (Loss)	$244	$(529)	$468	$(1,599)

Net Income (Loss) Per Weighted Average Share
Basic	$0.03	$(0.09)	$0.07	$(0.28)
Diluted	0.03	(0.09)	0.06	(0.28)

Weighted Average Common Shares Outstanding
Basic	7,151	5,739	7,128	5,646
Diluted	7,395	5,739	7,246	5,646

See accompanying notes to financial statements

MEDICAL GRAPHICS CORPORATION

CONSOLIDATED STATEMENTS OF CASH FLOWS

(Unaudited)

(in thousands)

	Nine Months Ended September 30,
	1999	1998
Cash Flows From Operating Activities:
Net Income (Loss)	$468	$(1,599)
Adjustments to reconcile net income (loss) to net cash provided (used) in operating activities:
Depreciation	270	450
Amortization	261	264
Changes in operating assets and liabilities:
Accounts receivable	694	(267)
Inventory	(632)	(463)
Prepaid expenses and other assets	41	83
Accounts payable and accrued expenses	(976)	(359)
Warranty reserve	(35)	(40)
Deferred service contract revenue	30	(8)

Net cash provided (used) in operating activities	121	(1,939)

Cash Flows From Investing Activities:
Software production costs	(281)	(256)
Capital expenditures	(19)	(23)

Net cash used in investing activities	(300)	(279)

Cash Flows From Financing Activities:
Borrowings under bank line of credit	17,343	17,303
Repayments under bank line of credit	(17,039)	(17,044)
Payments on long-term accounts payable financed with vendors	(48)	(597)
Net proceeds from issuance of common stock	40	2,169

Net cash provided by financing activities	296	1,831

Net Increase (Decrease) In Cash	117	(387)
Cash at Beginning Of Period	0	387

Cash at End Of Period	$117	$—

Cash Paid For Interest Expense	$399	$298

See accompanying notes to financial statements

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

September 30, 1999

(Unaudited)

1. Basis of Presentation

    The consolidated balance sheet as of September 30, 1999, the consolidated statements of operations for the three and nine months ended September 30, 1999 and 1998, the consolidated statements of cash flows for the nine months ended September 30, 1999 and 1998, and the related information presented in these notes have been prepared by management in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-QSB and Rule 10-01 of Regulation S-X, without audit. Accordingly, they do not include all of the information and notes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments (consisting only of normal recurring adjustments) considered necessary for a fair presentation of results have been included. The consolidated balance sheet at December 31, 1998 was derived from the audited financial statements as of that date. Operating results for the three and nine month periods ended September 30, 1999 are not necessarily indicative of the results that may be expected for the year ending December 31, 1999. For further information, refer to the financial statements and notes thereto included in Medical Graphic's Annual Report on Form 10-KSB for the fiscal year ended December 31, 1998.

    Comprehensive income is a measure of all non-owner changes in shareholders' equity and includes such items as net income, certain foreign currency translation items, minimum pension liability adjustments and changes in the value of available-for-sale securities. For the three and nine months ended September 30, 1999 and 1998, comprehensive income for Medical Graphics was equivalent to net income as reported.

2. Reclassifications

    Certain amounts in Medical Graphic's Form 10-QSB for the three and nine month periods ended September 30, 1998 have been reclassified to conform to the 1999 presentation. These reclassifications had no effect on net loss or shareholders' equity as previously reported.

3. Amendment to Bank Line of Credit

    On October 13, 1999, Medical Graphics amended its line of credit agreement to increase the maximum amount to $4,500,000 and provide for additional working capital. As of September 30, 1999 and October 13, 1999, the Company was in compliance with all covenants under the amended line of credit agreement.

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations

Forward-Looking Statement

    Statements included in this Quarterly Report on Form 10-QSB that are not historical or current facts are "forward-looking statements" made pursuant to the safe harbor provision of the Private Securities Litigation Reform Act of 1995 and are subject to certain risks and uncertainties that could cause actual results to differ materially. Various forward-looking statements have been made in this Quarterly Report on Form 10-QSB and may also be made in other Medical Graphic's reports filed under the Securities Exchange Act of 1934, in its press releases and in other documents. In addition, from time to time, the Company through its management may make oral forward-looking statements.

Results Of Operations

    Medical Graphics recorded net income of $244,000 for the three months ended September 30, 1999 compared to a net loss of $529,000 for the same period in 1998. Medical Graphics recorded net income of $468,000 for the nine months ended September 30, 1999 compared to a net loss of $1,599,000 for the same period in 1998.

Revenue

    Revenue consists of equipment and supply sales as well as service revenue. Equipment and supply sales reflect revenue from Medical Graphic's pulmonary function testing systems, gas exchange testing systems, sleep diagnostic systems and aftermarket sales of peripherals and supplies. Service revenue reflects contract revenue from extended warranties, non-warranty service visits and training.

    Third quarter revenue increased 26.9% to $5,697,000 in 1999 compared to $4,488,000 in 1998. Domestic revenue increased by 35.1% to $4,714,000 in 1999 compared to $3,489,000 in 1998. The domestic growth is due to a 51.8% increase in sales of cardiopulmonary products, including our new pulmonary function testing systems and software upgrade products, offset by a 40.0% decline in sales of sleep diagnostic systems. International revenue decreased slightly to $492,000 in 1999 from $534,000 in 1998. Service revenue of $491,000 for 1999 increased by 5.6% from the $465,000 recorded in the same period of 1998.

    For the nine months ended September 30, revenue increased 9.9% to $16,128,000 in 1999 from $14,680,000 in 1998. Domestic revenue increased 14.5% to $12,934,000 in 1999 from $11,299,000 in 1998. This growth is due to a 46.4% increase in sales of cardiopulmonary products, including our new pulmonary function testing systems and software upgrade products, offset by a 66.0% decline in sales of sleep diagnostic systems. Internationally, year to date revenue is down 10.6% on 1999 revenue of $1,750,000 compared to $1,958,000 in 1998 because of previous changes in our European distribution channels and a stronger dollar versus other international currencies, offset by renewed interest in our new pulmonary function testing systems. Service revenue increased slightly to $1,444,000 in 1999 from $1,423,000 in 1998.

Gross Margin

    Gross margin percentage increased to 48.3% of revenue for the three months ended September 30, 1999 from 38.5% in 1998. For the nine months ended September 30, gross margin percentage increased to 46.2% in 1999 from 38.6% in 1998. Margin increases for both the three and nine month periods reflect Medical Graphic's continuing efforts to decrease its costs of manufacturing through increased efficiencies and value engineering. In addition, product mix changes from reduced sales of lower margin sleep diagnostic systems and increased sales of higher margin cardiopulmonary systems and software upgrade products have favorably influenced gross margin percentages for both periods.

Selling and Marketing

    Selling and marketing expenses for the three months ended September 30 were virtually unchanged at $1,347,000 for 1999 compared to $1,346,000 in 1998. Although overall expenses were virtually unchanged, lower personnel costs combined with reduced consulting expenses generated a reduction of $154,000 which was offset by an $82,000 increase in commission expenses due to a 35.1% increase in domestic revenue.

    For the nine months ended September 30, selling and marketing expenses decreased 12.0% to $3,761,000 in 1999 from $4,275,000 in 1998. Reduced headcount has led to lower personnel costs and reductions in travel expenses. Those savings combined with reduced consulting costs and lower expenses associated with trade shows have resulted in reductions aggregating $611,000, which is offset by a $42,000 increase in commissions. These overall decreases are the result of cost containment measures implemented during the last half of 1998.

General and Administrative

    General and administrative expenses increased to $637,000 in the third quarter of 1999 from $443,000 in 1998. Increases aggregating $164,000 included higher personnel costs, depreciation expense, professional fees and a higher provision for doubtful accounts.

    Year to date general and administrative expenses increased by 13.6% to $1,670,000 in 1999 from $1,470,000 in 1998. Increases of $388,000 included higher personnel costs, depreciation expense, professional fees and a higher provision for doubtful accounts. These increases were offset by decreases in consulting expenses and travel expenses aggregating $176,000.

Research and Development

    Research and development expenses increased by 8.0% to $379,000 in the third quarter of 1999 from $351,000 in 1998. For the nine months ended September 30, research and development expenses decreased 5.9% to $1,136,000 in 1999 from $1,207,000 in 1998. Medical Graphics continues to use in-house software engineers rather than independent software contractors as part of the Company's transition of its product software to a Windows98® platform. Additionally, the 1998 costs associated with re-engineering our pulmonary function testing hardware are not being incurred in 1999.

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

State of Readiness

    In late 1997, the Audit Committee of the Board of Directors of the Company directed the Company's management to initiate a Year 2000 compliance plan. By March 1998, management implemented a formal program to address the Medical Graphic's Year 2000 compliance by forming a Year 2000 staff consisting of personnel from cross-functional areas of the Company, including information systems, marketing, research and development, technical support, quality assurance and regulatory affairs and administration (the "Y2K Project Team"). A Project Manager, who reports to the Audit Committee of the Board, leads the Y2K Project Team to ensure that it meets time deadlines, objectives and documents remedial action.

    As part of its compliance plan, the Y2K Project Team is taking inventory of Medical Graphic's operations and dividing areas for assessment into three categories:

  •
  Vital—computer-controlled systems, programs, equipment and products that the Company needs to function day-to-day;

  •
  Critical—those systems which must be repaired or replaced prior to the millennium but are not necessary for the Company's day-to-day operations; and

  •
  Marginal—those systems for which repair and replacement are not material to the Company's operations.

    The Y2K Project Team has also identified five areas covering the entire scope of our business and has committed to completing an 8-step program for each area. The diagram below identifies the five areas as well as the current and projected schedule of the 8-step program for each area.

	Company Products	OEM Products	Internal Programming	Business Information Systems	Vendors & Suppliers
Team Formation & Assignment	Completed	Completed	Completed	Completed	Completed
Inventory Assessment	Completed	Completed	Completed	Completed	Completed
Compliance Assessment	Completed	Completed	Completed	Completed	Completed
Risk Assessment	Completed	Completed	Completed	99%	90%
Resolution & Remediation	Completed	Completed	Completed	Completed	85%
Validation	Completed	Completed	Completed	99%	Completed
Contingency Plans	Completed	Completed	Completed	99%	90%
Certification & Sign-off	Completed	Completed	Completed	99%	90%

    With respect to Medical Graphic's relationships with third parties, we rely both domestically and internationally upon various vendors, governmental agencies, utility companies, telecommunications service companies, delivery service companies and other service providers. Although these service providers are outside of our control, Medical Graphics has mailed letters to those with whom it believes its relationships are material and has verbally communicated with some of its strategic business partners to determine the extent to which electronic interfaces with such entities are vulnerable to Year 2000 issues and whether products and services purchased from or by such entities are Year 2000 ready. As of September 1, 1999, we had received responses from 90% of such third parties, and all of the responding companies have provided written assurances indicating that their Year 2000 issues will be addressed on a timely basis. The Company intends to complete follow-up activities, including but not limited to phone surveys, with significant vendors and service providers by the fourth quarter of 1999.

Costs to Address Year 2000 Issues

    To date, the Company has not incurred any material expenditures in connection with identifying or evaluating Year 2000 compliance issues. The Company has incurred the majority of its costs from the recent installation of updated internal computer systems as well as the labor cost and opportunity cost of time spent by employees of the Company evaluating Year 2000 compliance matters generally. Because the Company upgraded its internal computer systems as part of its regularly planned software and hardware upgrade efforts, it does not consider those costs to be charges for Year 2000 compliance. The Company presently estimates the labor and other costs of its Year 2000 compliance efforts to date to be approximately $130,000. With respect to future costs, the Company estimates it may spend approximately $56,000 for remediation and validation of products and programs that the Company presently knows are not compliant. The Company believes that these estimates are reasonable and presently expects such to be within the Company's fiscal 1999 budget.

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

    2.  Disruption of Supply Materials.

    Medical Graphics began the process of surveying its vendors with regard to their Year 2000 readiness during the first quarter of 1998. We are now in the process of finalizing our assessment of the survey responses. In addition, we are actively pursuing responses from critical and non-critical vendors who have not yet responded. The Company expects to work with vendors that show a need for assistance or that provide inadequate responses, and in many cases expects that survey results will be refined significantly by such work. Where ultimate survey results show that the need arises, the Company will arrange for back-up vendors before the changeover date.

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

    4.  Disruption of the Company's Non-Computer Systems.

    Medical Graphics is currently conducting a comprehensive assessment of all non-computer systems, including utility, telecommunications, delivery and other services. Although we intend to work with third party providers of these services to ensure that there will be no disruption of operations, the Company believes that if any disruptions do occur, they will be dealt with promptly and will be no more severe with respect to correction or impact than would be an unexpected breakdown of such services and related equipment.

Contingency Plans

    Medical Graphics recognizes the need for contingency planning and is addressing this through the aforementioned 8-step program. The details of any contingency plan will depend on our final assessment of the problem as well as the evaluation and success of our remediation efforts. Future disclosures will include contingency plans as they become necessary and available.

Liquidity and Capital Resources

    Medical Graphics had cash of $117,000 and working capital of $1,909,000 as of September 30, 1999. In addition, the Company had a balance outstanding under its bank line of credit of $3,595,000 and additional availability of $453,000.

    During the nine months ended September 30, 1999, Medical Graphics generated $121,000 of cash from operating activities. Principal sources of cash included net income before depreciation and amortization of $999,000 and a $694,000 decrease in accounts receivable. Uses of cash included an increase of $632,000 in inventory and a $976,000 decrease in accounts payable and accrued expenses. We used $300,000 for investing activities, consisting of software production costs of $281,000 and capital expenditures of $19,000. Medical Graphics generated $296,000 from financing activities, primarily from $304,000 in net borrowings under its line of credit, partially offset by a decrease of $48,000 in long-term accounts payable with vendors.

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

    At September 30, 1999 the Company had no material commitments for capital expenditures.

    Medical Graphics believes that cash generated from operations, together with cash and borrowings available under its line of credit facility will be adequate to satisfy its liquidity and capital resource needs through 1999.

Item 3. Quantitative and Qualitative Disclosures About Market Risk

    None

PART II—OTHER INFORMATION

Item 1. Legal Proceedings

    There have been material developments regarding two of the legal proceedings described in our Form 10-KSB for the year ended December 31, 1998. The lawsuit known as John Gefroh v. Trinity Hospital, Medical Graphics Corporation and IPC Automation, Inc., has been settled. In addition, the lawsuit known as Copelco Capital, Inc. v. Memorial Hospital, a division of Sisters of Charity of Nazareth Health Systems, Inc., has been settled. Both matters were resolved on terms and conditions that do not have a material impact on Medical Graphic's financial statements. Management is of the opinion that ultimate settlement of the remaining lawsuit will not have a material impact on its financial statements.

Item 2. Changes in Securities and Use of Proceeds

    None.

Item 3. Defaults Upon Senior Securities

    None.

Item 4. Submission of Matters to a Vote of Security Holders

    None

Item 5. Other Information

    On September 22, 1999, Medical Graphics entered into an Agreement and Plan of Merger with Angeion Corporation, a publicly held company headquartered in Minnesota, under which Angeion will acquire all of the outstanding shares of Medical Graphics for $2.15 per share.

    The acquisition, which will be accounted for as a purchase, will result in Medical Graphics becoming a wholly owned subsidiary of Angeion. In connection with the merger, each issued outstanding share of Medical Graphics common stock will be converted into the right to receive $2.15 in cash per share. The closing of this acquisition is subject to approval by the Medical Graphics shareholders and the satisfaction of other closing conditions.

Item 6. Exhibits and Reports on Form 8-K

  (a)
  Exhibits List

Exhibit 10.1	Eighth Amendment to Credit and Security Agreement dated October 13, 1999 between the Company and Wells Fargo Business Credit, Inc. f/k/a Norwest Business Credit, Inc.
Exhibit 27	Financial Data Schedule
  (b)
  Reports on Form 8-K

    On September 22, 1999, Medical Graphics filed a Report on Form 8-K. See Part II, Item 5 of this Form 10-QSB.

SIGNATURES

    In accordance with the requirements of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

MEDICAL GRAPHICS CORPORATION
(Registrant)
Date	November 12, 1999	/S/ RICHARD E. JAHNKE
Richard E. Jahnke, President and Chief Executive Officer (Principal Executive Officer)
Date	November 12, 1999	/S/ DALE H. JOHNSON
Dale H. Johnson, Chief Financial Officer (Chief Accounting Officer)

INDEX TO EXHIBITS

Exhibit Number	Description
Exhibit 10.1	Eighth Amendment to Credit and Security Agreement dated October 13, 1999 between the Company and Wells Fargo Business Credit, Inc. f/k/a Norwest Business Credit, Inc.
27	Financial Data Schedule.

QuickLinks

PART I: FINANCIAL INFORMATION

PART II—OTHER INFORMATION

SIGNATURES

INDEX TO EXHIBITS