Form 10QSB/A
period 1999-09-30
MEDICAL GRAPHICS CORP /MN/
filed 1999-11-23
CIK 352862

QuickLinks

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

    The following sections of the Form 10-QSB for the quarterly period ended September 30, 1999 are hereby amended:

1.
Consolidated Statements of Cash Flows
2.
The second and third paragraphs of "Management's Discussion and Analysis of Financial Condition and Results of Operations—Liquidity and Capital Resources."

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

See accompanying notes to financial statements

MEDICAL GRAPHICS CORPORATION

CONSOLIDATED STATEMENTS OF CASH FLOWS

(Unaudited)

(in thousands)

	Nine Months Ended September 30,
	1999	1998
Cash Flows From Operating Activities:
Net Income (Loss)	$468	$(1,599)
Adjustments to reconcile net income (loss) to net cash provided (used) in operating activities:
Depreciation	270	450
Amortization	261	264
Changes in operating assets and liabilities:
Accounts receivable	694	(267)
Inventory	(632)	(463)
Prepaid expenses and other assets	41	83
Accounts payable and accrued expenses	(1,024)	(956)
Warranty reserve	(35)	(40)
Deferred service contract revenue	30	(8)

Net cash provided (used) in operating activities	73	(2,536)

Cash Flows From Investing Activities:
Software production costs	(281)	(256)
Capital expenditures	(19)	(23)

Net cash used in investing activities	(300)	(279)

Cash Flows From Financing Activities:
Borrowings under bank line of credit	17,343	17,303
Repayments under bank line of credit	(17,039)	(17,044)
Net proceeds from issuance of common stock	40	2,169

Net cash provided by financing activities	344	2,428

Net Increase (Decrease) In Cash	117	(387)
Cash at Beginning Of Period	0	387

Cash at End Of Period	$117	$—

Cash Paid For Interest Expense	$399	$298

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

    During the nine months ended September 30, 1999, Medical Graphics generated $73,000 of cash from operating activities. Principal sources of cash included net income before depreciation and amortization of $999,000 and a $694,000 decrease in accounts receivable. Uses of cash included an increase of $632,000 in inventory and a $1,024,000 decrease in accounts payable and accrued expenses. We used $300,000 for investing activities, consisting of software production costs of $281,000 and capital expenditures of $19,000. Medical Graphics generated $344,000 from financing activities, primarily from $304,000 in net borrowings under its line of credit.

    During the nine months ended September 30, 1998, the Company used $2,536,000 of cash in operating activities, primarily resulting from a net loss of $1,599,000, increases of $267,000 in accounts receivable and $463,000 in inventory and a decrease of $956,000 in accounts payable and accrued expenses. The Company used $279,000 for investing activities, consisting of software production costs of $256,000 and capital expenditures of $23,000. The Company generated $2,428,000 from financing activities, primarily from $2,169,000 in net proceeds from the private placement of its common stock and net borrowings of $259,000 under its line of credit.

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

Item 6. Exhibits and Reports on Form 8-K

  (a)
  Exhibits List

Exhibit 10.1*	Eighth Amendment to Credit and Security Agreement dated October 13, 1999 between the Company and Wells Fargo Business Credit, Inc. f/k/a Norwest Business Credit, Inc.
Exhibit 27*	Financial Data Schedule
  (b)
  Reports on Form 8-K

    On September 22, 1999, Medical Graphics filed a Report on Form 8-K. See Part II, Item 5 of this Form 10-QSB.

* previously filed

SIGNATURES

    In accordance with the requirements of the Exchange Act, the registrant caused this amended report to be signed on its behalf by the undersigned, thereunto duly authorized.

MEDICAL GRAPHICS CORPORATION
(Registrant)
Date	November 23, 1999	/S/ RICHARD E. JAHNKE
Richard E. Jahnke, President and Chief Executive Officer (Principal Executive Officer)
Date	November 23, 1999	/S/ DALE H. JOHNSON
Dale H. Johnson, Chief Financial Officer (Chief Accounting Officer)

INDEX TO EXHIBITS

Exhibit Number	Description
Exhibit 10.1*	Eighth Amendment to Credit and Security Agreement dated October 13, 1999 between the Company and Wells Fargo Business Credit, Inc. f/k/a Norwest Business Credit, Inc.
27*	Financial Data Schedule.

* previously filed

QuickLinks

PART I: FINANCIAL INFORMATION

PART II—OTHER INFORMATION

SIGNATURES

INDEX TO EXHIBITS